Form 10-Q
period 2015-04-30
Vaulted Gold Bullion Trust
filed 2015-06-04
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2015

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

Yes ☐ No ☒

As of April 30, 2015, there were no Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2015

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

On February 4, 2015, the Trust filed a final prospectus; however, the Trust has had no activities. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, the Trust has no activities other than the issuance of Gold Deposit Receipts, which represent an interest in gold bullion. However, as of the date hereof, the Trust has not issued any Gold Deposit Receipts. As a result, we have omitted financial statements from this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust is a business trust formed under the laws of the state of Delaware on December 10, 2013 pursuant to an interim trust agreement that was amended and restated by the Depositary Trust Agreement, dated December 1, 2014, by and among Bank of Montreal, as Initial Depositor, BMO Capital Markets Corp., as Placement Agent, The Bank of New York Mellon, as Trustee and BNY Mellon Trust of Delaware, as Delaware Trustee (the “Depositary Trust Agreement”). On February 4, 2015, the Trust filed a final prospectus; however, the Trust has had no activities.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from December 2003 through April 2015.

On February 2, 2015 and April 30, 2015, the price of gold was $1,272.50and $1,180.25 respectively.  As of May 29, 2015, the price of gold was $1,191.40 per ounce.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of April 30, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Registration Statement on Form S-1 (File No. 333-194144) filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item2(a).	None.

Item 2(b).	Not applicable.

Item2(c).	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
1.1	Placement Agency Agreement by and among Bank of Montreal, the Trust and BMO Capital Markets Corp., filed as an exhibit to the Registrant’s current report on Form 8-K dated December 12, 2014.

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

BANK OF MONTREAL
Initial Depositor of the Vaulted Bullion Gold Trust
(Registrant)

Date: June 4, 2015	/s/ Deland Kamanga
Managing Director and co-Head, Global Structured Products

Date: June 4, 2015	/s/ Vandra Goedvolk
Assistant Corporate Secretary

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial    Depositor of the Registrant.