Form 10-Q
period 2015-07-31
Vaulted Gold Bullion Trust
filed 2015-08-20
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2015

Or

For the Transition Period from ___________ to _____________
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-_________

VAULTED GOLD BULLION TRUST
(Exact name of registrant as specified in its charter)
Delaware	46-7176227
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☐

As of July 31, 2015, there were no Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2015

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements.  The Trust's forward-looking statements include, but are not limited to, statements regarding its expectations, hopes, beliefs, intentions or strategies regarding the future.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	The gold industry, sources of and demand for gold bullion, and the performance of the gold market; and

•	The development of a secondary market for the Gold Deposit Receipts.

The forward-looking statements contained in this report are based on the Trust's current expectations and beliefs concerning future developments and their potential effects on the Trust.  There can be no assurance that future developments affecting the Trust will be those that it has anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust's control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include those factors described under the heading “Risk Factors” in the Trust’s Registration Statement on Form S-1 (File No. 333-194144) filed with the SEC.  Should one or more of these risks or uncertainties materialize, or should any of the Trust's assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from July 2005 through July 2015.

On May 1, 2015 and July 31, 2015, the price of gold was $1,175.95 and  $1,098.40 per ounce, respectively.  As of August 19, 2015, the price of gold was $1,126.15 per ounce.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of July 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

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

BANK OF MONTREAL
Initial Depositor of the Vaulted Bullion Gold Trust
(Registrant)

Date: August 20, 2015	/s/ Deland Kamanga
Managing Director and co-Head, Global Structured Products

Date: August 20, 2015	/s/ Vandra Goedvolk
Assistant Corporate Secretary

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial    Depositor of the Registrant.