Form 10-K
period 2015-10-31
Vaulted Gold Bullion Trust
filed 2015-11-24
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2015

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

Yes ☐ No ☒

As of October 31, 2015, there were no Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2015

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. The Vaulted Gold BullionTrust's forward-looking statements include, but are not limited to, statements regarding its expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

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

PART I. FINANCIAL INFORMATION

Item 1.    Business

Introduction

The Vaulted Gold Bullion Trust (the “Trust”) will issue Depositary Receipts (the “Gold Deposit Receipts”) representing an undivided beneficial ownership in a fixed quantity of unencumbered, allocated, physical gold bullion (“Gold Bullion”). The Gold Bullion will be held for the benefit of holders of Gold Deposit Receipts in an account operated by Bank of Montreal at the Royal Canadian Mint (the “Mint”). The Bank of New York Mellon will be the trustee of the Trust. The Gold Deposit Receipts are separate from the Gold Bullion.

About the Trust

General. This discussion highlights information about the Trust.

The Vaulted Gold Bullion Trust. The Trust is a business trust formed under the laws of the state of Delaware on December 10, 2013 pursuant to an interim trust agreement that was amended and restated by the Depositary Trust Agreement, dated December 1, 2014, by and among Bank of Montreal, as Initial Depositor, BMO Capital Markets Corp., as Placement Agent, The Bank of New York Mellon, as Trustee and BNY Mellon Trust of Delaware, as Delaware Trustee (the “Depositary Trust Agreement”). On February 4, 2015, the Trust filed a final prospectus. Although the Trust has had no activities, this annual report on Form 10-K is required to be filed as a result of the declaration of effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), on November 21, 2014.

The Trust is newly formed. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Trust is not a commodity pool for purposes of the Commodity Exchange Act (the “CEA”), and the initial depositor is not subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool, or a commodity trading advisor. The Trust has no assets or liabilities.

The Trust will issue Gold Deposit Receipts that represent a holder’s undivided beneficial ownership interest in Gold Bullion held by the Trust on the holder’s behalf. The Trust is intended to hold Gold Bullion for the benefit of owners of Gold Deposit Receipts. The trustee will perform only administrative and ministerial acts. The property of the Trust will consist of the Gold Bullion and all monies or other property, if any, received by the trustee.

The Gold Deposit Receipts will not be listed or traded on any securities exchange.  The Gold Deposit Receipts are intended to be offered on a continuous basis until such time as the aggregate offering amount of $500,000,000 has been issued.

Initial Depositor. The initial depositor of the Trust is Bank of Montreal (“Bank of Montreal” or the “Bank”). The Bank commenced business in Montreal in 1817 and was incorporated in 1821 by an Act of Lower Canada as the first Canadian chartered bank. Since 1871, the Bank has been a chartered bank under the Bank Act, and is named in Schedule I of the Bank Act (Canada) (the “Bank Act”). The Bank Act is the charter of the Bank and governs its operations. The Bank is a registered holding company under the Bank Holding Company Act of 1956 and is certified as a financial holding company under the Gramm-Leach-Bliley Act. The Bank’s head office is located at 129 rue Saint Jacques, Montreal, Quebec, H2Y 1L6, and its executive offices are located at 100 King Street West, First Canadian Place, Toronto, Ontario, M5X 1A1.

The Bank offers a broad range of products and services directly and through Canadian and non-Canadian subsidiaries, offices and branches. As of July 31, 2015, the Bank had more than 12 million customers and more than 47,000 full-time employees. The Bank also maintained approximately 1,537 bank branches in Canada and the United States and operated internationally in major financial markets and trading areas through its offices in 21 other jurisdictions, including the United States. BMO Financial Corp. (“BFC”) (formerly Harris Financial Corp.) is based in Chicago and wholly-owned by Bank of Montreal. BFC operates primarily through its subsidiary BMO Harris Bank N.A., which provides banking, financing, investing, and cash management services in select markets in the U.S. Midwest. The Bank provides a full range of investment dealer services through entities, including BMO Nesbitt Burns Inc., a major fully-integrated Canadian investment dealer, and BMO Capital Markets Corp., Bank of Montreal’s wholly-owned registered securities dealer in the United States.

The Bank conducts business through three operating groups: Personal and Commercial Banking (P&C), made up of Canadian P&C and U.S. P&C; Wealth Management; and BMO Capital Markets. Canadian P&C operates across Canada, offering a broad range of products and services, including banking, lending and treasury management. Operating predominately in the U.S. Midwest under the BMO Harris brand, U.S. P&C offers personal and commercial clients banking, lending and treasury management products and services. Wealth Management serves a full range of client segments from mainstream to ultra-high net worth and institutional. It serves them by offering a range of wealth management products and solutions, including insurance products. Wealth Management operates in both Canada and the United States as well as in other global locations. BMO Capital Markets is a full service North American financial services provider that offers the following services to corporate, institutional, and government clients in Canada, the United States and select international locations: debt and equity underwriting and research, corporate lending and project financing, mergers and acquisitions, advisory services, securitization and treasury and market risk management. Corporate Services consists of Corporate Units and Technology and Operations (“T&O”). Corporate Units provide enterprise-wide expertise and governance support in a variety of areas, including strategic planning, risk management, finance, legal and compliance, marketing, communications and human resources. T&O manages, maintains, and provides governance over information technology, operations services, real estate and sourcing for the Bank. Additional information about the Bank is available by accessing the Bank’s public filings with the SEC, file number 001-133354

Relationship between the Initial Depositor and the Trust. The Trust will issue Gold Deposit Receipts and use the proceeds of such issuances to purchase Gold Bullion from Bank of Montreal. The amount paid per ounce of Gold Bullion by the Trust will be equal to the spot price of one ounce of Gold Bullion on the date of purchase. Any deposit fees will be remitted promptly to Bank of Montreal. The Gold Bullion purchased from Bank of Montreal will be held in an account of Bank of Montreal’s at the Mint. The Gold Bullion will continue to be held in Bank of Montreal’s account at the Mint, on behalf of the Trust for the benefit of the holders of the Gold Deposit Receipts. Bank of Montreal will enter into an arrangement with the Trust to manage the Gold Bullion held in the account for the Trust.

The Mint. The Mint is a Canadian Crown Corporation, incorporated in 1969 by the Royal Canadian Mint Act and is an agent corporation of Her Majesty in right of Canada. Bank of Montreal’s account at the Mint is governed by the gold storage agreement between the Mint and Bank of Montreal (the “Gold Storage Agreement”).

The Mint carries such insurance as it deems appropriate for its businesses and its position as custodian of the Trust’s Gold Bullion. Based on information provided by the Mint, we believe that the insurance carried by the Mint, together with its status as a Canadian Crown corporation with its obligations generally constituting unconditional obligations of the Government of Canada, provides the Trust with such protection in the event of loss or theft of the Trust’s Gold Bullion stored at the Mint that is consistent with the protection afforded under insurance carried by other custodians that store gold commercially. In addition, if the Mint were to become a private enterprise, Bank of Montreal on behalf of the Trust will make a determination whether the Mint should remain the custodian of the Trust’s Gold Bullion in light of applicable circumstances, such as the level of insurance carried by the Mint after such privatization, the availability of other custodians and the risk in moving the Trust’s physical gold bullion to another custodian.

Trust Objective

The objective of the Trust is to provide a secure and convenient way for investors to make an investment in unencumbered, allocated, physical Gold Bullion on a spot basis. As a result, at any given time, the value of the Gold Deposit Receipts is intended to reflect the spot price of gold held by the Trust for the holders of Gold Deposit Receipts.

The Depositary Trust Agreement

General. The Depositary Trust Agreement provides that Gold Deposit Receipts will represent an owner’s undivided beneficial ownership interest in the Trust assets.

The trustee. The Bank of New York Mellon will serve as trustee. The Bank of New York Mellon, which was founded in 1784, was New York’s first bank and is the oldest bank in the country still operating under its original name. The Bank is organized under the law of the State of New York authorized to conduct a banking business and a member of the Federal Reserve System. The Bank conducts a national and international wholesale banking business and a retail banking business in the New York City, New Jersey and Connecticut areas, and provides a comprehensive range of corporate and personal trust, securities processing and investment services.

Termination of the Trust. The Trust will terminate if the trustee resigns and no successor trustee is appointed by Bank of Montreal, as initial depositor, within 60 days from the date the trustee provides notice to Bank of Montreal, as initial depositor, and BMO Capital Markets Corp., of its intent to resign. Upon termination, the beneficial owners of Gold Deposit Receipts will surrender their Gold Deposit Receipts as provided in the Depositary Trust Agreement, including payment of any fees of the trustee or applicable taxes or governmental charges due. The Trust will terminate if the owners of 75% of the outstanding Gold Deposit Receipts (other than those held by Bank of Montreal for its own account) acting through an Authorized Participant vote to dissolve and liquidate the Trust, an event of liquidation or dissolution occurs as to Bank of Montreal, if Bank of Montreal ceases to store Gold Bullion at the Mint and does not make alternative arrangements that it deems appropriate, or if the Trust fails to qualify for treatment, or ceases to be treated, for U.S. federal income tax purposes, as a grantor trust.

If a termination event occurs, the initial depositor will sell the Gold Bullion and the trustee will deliver to the holder the resulting proceeds as promptly as practicable after the termination event occurs.

Amendment of the Depositary Trust Agreement. The trustee and Bank of Montreal, as initial depositor, may amend any provisions of the Depositary Trust Agreement without the consent of any of the owners of the Gold Deposit Receipts. Promptly after the execution of any amendment to the agreement, Bank of Montreal, as initial depositor, must furnish or cause to be furnished written notification of the substance of the amendment to each owner of Gold Deposit Receipts.

Any amendment that imposes or increases any fees or charges, subject to exceptions, or that otherwise prejudices any substantial existing right of the owners of Gold Deposit Receipts will not become effective until 30 days after notice of the amendment is given to the owners of Gold Deposit Receipts.

Trustee fees. The Bank of New York Mellon, as trustee, will charge a fee, which will be borne by Bank of Montreal.

Address of the trustee. The Bank of New York Mellon, Corporate Trust Department, 101 Barclay Street, Floor 7 East, New York, New York 10286.

Gold Bullion

The Trust was created to invest and hold Gold Bullion. The Trust seeks to provide a secure and convenient alternative for investors interested in holding Gold Bullion without the inconvenience that is associated with a direct investment in Gold Bullion.

About the Gold Bullion. Subject to the terms of the Gold Storage Agreement, Bank of Montreal, in its sole and absolute discretion, will determine whether the physical Gold Bullion holdings in its account with the Mint are in coin, bar, wafer, or ingot form. For purposes of this annual report, “allocated” means that the Gold Bullion is segregated and identifiable from all other metal held at the Mint and segregated from Bank of Montreal’s assets. Title to the Gold Bullion is unencumbered and secure in Bank of Montreal’s custody account. The Gold Bullion will be purchased on a daily basis on behalf of holders, and will be allocated to the Trust and held in Bank of Montreal’s account at the Mint.

Specifications of the Gold Bullion. All Gold Bullion will be unencumbered, allocated, and physical with a minimum fineness of 995 parts per 1000.

If the Gold Bullion is in coin form, each coin will also: (i) have been produced by the Mint and be legal tender in Canada for its denomination; and (ii) have a fair market value not exceeding 110 percent of the fair market value of the coin’s gold content.

If the Gold Bullion is in bar, wafer, or ingot form, the Gold Bullion will also (i) have been fabricated by a metal refiner included in the London Bullion Market Association’s (the “LBMA”) good delivery list of acceptable refiners for gold; and (ii) bear basic identification markings that are recognized and accepted for trading in Canadian financial markets, including the hallmark of the metal refiner that produced it and a stamp indicating its fineness and weight, and no other markings.

In its account at the Mint, Bank of Montreal will not use or hold unallocated gold, gold certificates, exchange-traded products, derivatives, financial instruments, or any product that represents encumbered gold. Bank of Montreal and its affiliates will not lend, pledge, hypothecate or otherwise encumber any of the Gold Bullion.

Ownership of Gold Bullion. The Gold Bullion purchased on behalf of holders will be held at the Mint in Bank of Montreal’s account for the benefit of the holders. Consequently, under Canadian federal law, the Gold Bullion held by the Trust would not be available to meet the claims of creditors of Bank of Montreal in the event of any bankruptcy, insolvency or similar event involving Bank of Montreal.

Emerging Growth Company Status

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as the Trust is an “emerging growth company,” the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports, and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, the Trust will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which the Trust has total annual gross revenues of $1 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the completion of this offering;

•	the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

•
the date on which the Trust is deemed to be a “large accelerated filer” under the Exchange Act (the Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after the Trust has (i) more than $700 million in outstanding equity held by non-affiliates and (ii) been public for at least 12 months; the value of its outstanding equity will be measured each year on the last day of its second fiscal quarter).

The JOBS Act also provides that an “emerging growth company” can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

However, the Trust is choosing to “opt out” of such extended transition period, and, as a result, the Trust will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that the Trust’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 2.    Condensed Financial Statements (Unaudited)

On February 4, 2015, the Trust filed a final prospectus; however, the Trust has had no activities. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, the Trust has no activities other than the issuance of Gold Deposit Receipts, which represent an interest in gold bullion. However, as of the date hereof, the Trust has not issued any Gold Deposit Receipts. As a result, we have omitted financial statements from this annual report on Form 10-K.

Item 3.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds gold bullion for the benefit of owners of Gold Deposit Receipts. One receipt represents the undivided beneficial ownership of one troy ounce of gold bullion. The trustee performs only administrative and ministerial acts. The property of the Trust consists of the gold bullion and all monies or other property, if any, received by the trustee. The Initial Depositor sells gold bullion to the Trust and arranges custodial services through its gold storage account. There were no Gold Deposit Receipts outstanding during the period covered by this annual report.

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Depositary Trust Agreement. The expenses of the Trust are borne by the Initial Depositor.

The Trust is not registered as an investment company under the 1940 Act and is not required to register under the 1940 Act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing its Gold Deposit Receipts.

The fiscal year end for the Trust is October 31.

Gold Industry

The participants in the gold industry may be classified in the following sectors: (1) mining and producer; (2) banking; (3) official; (4) investment; and (5) manufacturing. The following is a brief description of each of the sectors.

Mining and Producer Sector. This group includes mining companies that specialize in gold and silver production; mining companies that produce gold as a byproduct of other production (such as a copper or silver producer); scrap merchants; and recyclers.

Banking Sector. Bullion banks provide a variety of services to the gold market and its participants, thereby facilitating interactions between other parties. Services provided by the bullion banking community include traditional banking products as well as mine financing, physical gold purchases and sales, hedging and risk management, inventory management for industrial users and consumers, and gold deposit and loan instruments.

The Official Sector. The official sector encompasses the activities of the various central banking operations of gold-holding countries. In September 1999, a group of 15 central banks acting to clarify their intentions with respect to their gold holdings signed the Central Bank Gold Agreement commonly called the “Washington Agreement on Gold.” The signatories included the European Central Bank and the central banks of Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden, Switzerland, and England. The original agreement limited incremental sales by the 15 signatories to 400 tonnes per annum over the ensuing five-year period. The original Washington Agreement on Gold expired in September 2004, and was renewed by almost all of the original signatories for a second five-year period (England did not renew in 2004). The second Washington Accord Agreement expired in September 2009 and was renewed again by all signatories of the second agreement for a third five-year period. In addition, the central banks of Cyprus, Greece, Malta, Slovakia and Slovenia signed in 2009. The current per annum limit on gold sales is 400 tonnes, with total sales not to exceed 2,000 tonnes in the five-year period.

The Investment Sector. This sector includes the investment and trading activities of both professional and private investors and speculators. These participants range from large hedge and mutual funds to day-traders on futures exchanges and retail-level coin collectors.

The Manufacturing Sector. The fabrication and manufacturing sector represents all the commercial and industrial users of gold for whom gold is a daily part of their business. The jewelry industry is a large user of gold. Other industrial users of gold include the electronics and dental industries.

World Gold Supply and Demand (2005-2014)

The following table sets forth a summary of the world gold supply and demand from 2005-2014:

WORLD GOLD SUPPLY AND DEMAND (tonnes)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Supply
Mine Production	2,561	2,496	2,499	2,429	2,612	2,742	2,846	2,875	3,061	3,133
Scrap	903	1,133	1,006	1,352	1,728	1,713	1,675	1,677	1,287	1,125
Net Hedging Supply	-92	-434	-432	-357	-234	-106	18	-40	-39	103
Total Supply	3,372	3,195	3,072	3,424	4,106	4,349	4,539	4,513	4,310	4,362
Demand
Jewelry	2,722	2,302	2,426	2,308	1,819	2,033	2,034	2,008	2, 439	2,213
Industrial Fabrication	449	480	487	471	422	476	468	426	419	400
…of which Electronics	294	325	331	318	283	333	330	295	289	279
…of which Dental & Medical	62	61	58	56	53	48	43	39	36	34
…of which Other Industrial	92	94	98	97	86	95	95	92	93	87
Net Official Sector	-663	-365	-484	-235	-34	77	457	544	409	466
Retail Investment	416	428	436	916	830	1,221	1,556	1,343	1,775	1,079
…of which Bars	261	236	236	659	548	934	1,230	1,039	1,394	829
…of which Coins	155	192	200	257	283	287	326	304	380	251
Physical Demand	2,923	2,845	2,864	3,460	3,038	3,807	4,515	4,321	5,041	4,158
Physical Surplus/Deficit	448	350	208	-36	1,068	542	25	192	-732	204
ETF Inventory Build	208	260	253	321	623	382	185	279	-880	-160
Exchange Inventory Build	29	32	-10	34	39	54	-6	-10	-98	1
Net Balance	212	58	-35	-391	406	106	-154	-78	246	363
Gold Price (London PM, US$/oz)	444.45	603.77	695.39	871.96	972.35	1,224.52	1,571.52	1,668.98	1,411.23	1,266.40

Note:
Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions. Implied net investment is the residual from combining all other Thomson Reuters GFMS data on the gold supply/demand as shown in the Summary Table. As such, it captures the net physical impact of all transactions not covered by the other supply/demand variables.

(1)     “Tonne” refers to one metric ton. This is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

Source: Gold Survey 2015, Thomson Reuters GFMS

Historic Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Gold Deposit Receipts, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 2005 to October 2015, and is based on the London PM fix.

Source: The London Bullion Market Association (accessed Nov. 2015)

After a rapid rise starting in the second half of 2005 through mid-2006, there was a period of short decline and sideways volatility in the price of gold lasting through the end of that year. In May 2006, the peak was $725 per ounce. Until about August of 2007, prices were below that high, but since have moved up strongly, reaching a new high of $1,011.25 on March 17, 2008, and ending at $869.75 per ounce on December 30, 2008. Gold prices were quite volatile between the March 2008 high and the end of December 2008 with run-ups and falls of over $150 in each direction. The gyrating price movements reflect the battles between inflationary and deflationary pressures, U.S. Dollar strengthening against many major currencies and global economic uncertainty going into 2009.

Gold prices continued its upward trend in 2009. After rallying to $1,212.50 per ounce in early December 2009, it fell back down to $1,087.50 per ounce to close the 2009 year. This still resulted in a gain of over 25% for the year. Upward price movement for gold price continued in 2010, reaching a new pre-inflation adjusted record high of $1,421.00 per ounce on November 9, 2010 and closing at $1,405.50 per ounce on December 30, 2010. On December 29, 2011, the price of gold was $1,531.00 per ounce, and on December 28, 2012, the price of gold was $1,657.50 per ounce. In 2013, the twelve-year bull run of gold ended. 2013 opened near the annual high, and the price declined approximately 29% over the year to $1,204.50 per ounce on December 30, 2013. During 2014, gold prices fluctuated between a low of $1,132 and a high of $1,392. In 2015, gold prices have fluctuated from a high of $1295.75 on January 22, 2015 to a low of $1,080.80 on July 24, 2015.

As of November 19, 2015, the price of gold was $1082.60 per ounce.

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

Item 4.  Quantitative and Qualitative Disclosures About Market Risk

The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Gold Deposit Receipts to any foreign currency related market risk. The Trust does not invest in any derivative financial instruments or long-term debt instruments.

Item 5.  Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to an executive or senior officer of the Initial Depositor familiar with and responsible for supervising the Trust and its operations, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of October 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s fiscal year ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

The Trust has no history of operations and Bank of Montreal has a limited history of operating investment vehicles similar to the Trust. Its experience may be inadequate or unsuitable to manage the Trust.

The Trust is a newly organized trust with no operating history and no assets or liabilities. Bank of Montreal has a limited history of operating investment vehicles like the Trust. Bank of Montreal’s performance in connection with sponsoring or managing other investment vehicles is not indicative of its ability to sponsor the Trust.

The value of the Gold Deposit Receipts relates directly to the value of the Gold Bullion held by the Trust and fluctuations in the price of gold could materially adversely affect an investment in the Gold Deposit Receipts.

The Gold Deposit Receipts are designed to mirror as closely as possible the performance of the price of gold, and the value of the Gold Deposit Receipts relates directly to the value of the Gold Bullion held by the Trust. The price of gold has fluctuated widely over the past several years.

Several factors may affect the price of gold, including:

•
Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold- producing countries such as South Africa, the United States and Australia;

•	Global or regional political, economic or financial events and situations;

•	Investors’ expectations with respect to the rate of inflation;

•	Currency exchange rates;

•	Interest rates; and

•	Investment and trading activities of hedge funds and commodity funds.

Throughout 2015, market participants have reported a significant decrease in global demand for gold, due primarily to a decrease in key markets in India and Asia, where economic growth has slowed. If gold markets continue to be subject to sharp fluctuations, the price of the Gold Deposit Receipts may experience significant price fluctuation and this may result in losses if a holder needs to sell his or her Gold Deposit Receipts at a time when the price of gold is lower than it was when they made their investment. Even if a holder is able to hold Gold Deposit Receipts for the long-term, the holder may never experience a profit, since gold markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations.

In addition, investors should be aware that there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the initial depositor expects the value of an investment in the Gold Deposit Receipts to decline proportionately.

The value of Gold Bullion is not guaranteed, which may cause an investment in the Gold Deposit Receipts to be volatile.

An investment in Gold Bullion is speculative and may be subject to greater price volatility than other investments. Appreciation in the market price of gold is the sole manner in which a holder can realize gains. Past performance of the price of gold is not indicative of future performance. Bank of Montreal does not provide any guarantee as to the value of Gold Bullion, which may be affected by many international, economic, monetary and political factors, many of which are unpredictable.

Future governmental decisions may have significant impact on the price of Gold Bullion, which will impact the price of the Gold Deposit Receipts.

Generally, gold prices reflect the supply and demand of available Gold Bullion. Governmental decisions, such as the executive order issued by the President of the United States in 1933 requiring all persons in the United States to deliver Gold Bullion to the Federal Reserve or the abandonment of the gold standard by the United States in 1971, have been viewed as having significant impact on the supply and demand of Gold Bullion and the price of Gold Bullion. Future governmental decisions, whether in the United States, Canada or other relevant jurisdictions, may have an impact on the price of physical bullion, and may result in a significant decrease or increase in the value of the Gold Bullion and the Gold Deposit Receipts.

Disruptions in trading may materially adversely affect the Gold Deposit Receipts.

Occasional disruptions in trading, including temporary distortions or other disruptions due to various factors, such as the lack of liquidity in markets, the participation of speculators and governmental regulation and intervention may result in a significant decrease or increase in the value of Gold Bullion, which will affect the Gold Deposit Receipts.

The Trust is a passive investment vehicle. This means that the value of the Gold Deposit Receipts may be adversely affected by Trust losses that, if the Trust had been actively managed, it might have been possible to avoid.

The trustee does not actively manage the gold held by the Trust. This means that the trustee does not sell gold at times when its price is high, or acquire gold at low prices in the expectation of future price increases. It also means that the trustee does not make use of any of the hedging techniques available to professional gold investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of the Gold Deposit Receipts.

Because the Trust holds solely Gold Bullion, an investment in the Trust may be more volatile than an investment in a more broadly diversified portfolio.

The Trust holds solely Gold Bullion for the benefit of the holders of the Gold Deposit Receipts. As a result, the Trust’s holdings are not diversified. Accordingly, the asset value of the Trust may be more volatile than another investment vehicle with a broadly diversified portfolio and may fluctuate substantially over time.

Crises may motivate large-scale sales of gold which could decrease the price of gold and adversely affect an investment in the Gold Deposit Receipts.

The possibility of large-scale distressed sales of gold in times of crisis may have a short-term negative impact on the price of gold and adversely affect an investment in the Gold Deposit Receipts. For example, the 1998 Asian financial crisis resulted in significant sales of gold by individuals which depressed the price of gold. Crises in the future may impair gold’s price performance which would, in turn, adversely affect an investment in the Gold Deposit Receipts.

Purchasing activity in the gold market associated with the delivery of Gold Bullion to the Trust in exchange for Gold Deposit Receipts may cause a temporary increase in the price of gold. This increase may adversely affect an investment in the Gold Deposit Receipts.

Purchasing activity associated with acquiring the Gold Bullion that is transferred into the Trust in connection with the issuance of additional Gold Deposit Receipts may temporarily increase the market price of gold, which will result in higher prices for the Gold Deposit Receipts. Temporary increases in the market price of gold may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of gold that may result from increased purchasing activity of gold connected with the issuance of Gold Deposit Receipts. Consequently, the market price of gold may decline immediately after Gold Deposit Receipts are created. If the price of gold declines, the trading price of the Gold Deposit Receipts will also decline.

Holders of Gold Deposit Receipts do not have the protections associated with ownership of interests in an investment company registered under the 1940 Act or the protections afforded by the Commodity Exchange Act.

The Trust is not registered as an investment company under the 1940 Act and is not required to register under such act. Consequently, holders do not have the regulatory protections provided to investors in investment companies. The Trust will not hold or trade commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and none of the initial depositor, the trustee or the Authorized Participants is subject to regulation by the CFTC in any capacity, including as a commodity pool operator or a commodity trading advisor in connection with the Gold Deposit Receipts. Consequently, holders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The Trust may be required to terminate and liquidate at a time that is disadvantageous to holders.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time which is disadvantageous to holders, such as when gold prices are lower than the gold prices at the time when holders purchased their Gold Deposit Receipts. In such a case, when the Trust’s gold is sold as part of the Trust’s liquidation, the resulting proceeds distributed to holders will be less than if gold prices were higher at the time of sale.

The price of gold may be affected by the sale of gold by exchange-traded funds or other exchange-traded vehicles tracking gold markets.

To the extent existing exchange-traded funds, or ETFs, or other exchange-traded vehicles tracking gold markets represent a significant proportion of demand for Gold Bullion, large redemptions of the securities of these ETFs or other exchange-traded vehicles could negatively affect Gold Bullion prices and the price of the Gold Deposit Receipts.

An investment in the Gold Deposit Receipts may be adversely affected by competition from other methods of investing in gold.

The Trust is a new, and thus untested, type of investment vehicle. It will compete with other financial vehicles, including traditional debt and equity securities issued by gold industry participants and direct investments in gold. Market and financial conditions, and other conditions beyond Bank of Montreal’s control, may make it more attractive to invest in other financial vehicles or to invest in gold directly, which could limit the market for the Gold Deposit Receipts and reduce the liquidity of the Gold Deposit Receipts.

The Trust may postpone, suspend or reject redemption requests in certain circumstances, which may limit the ability of a holder of Gold Deposit Receipts to obtain liquidity.

If notified by Bank of Montreal or BMO Capital Markets Corp. of any postponement, suspension or rejection of settlement, as discussed under “Description of Gold Deposit Receipts―Suspensions of Redemptions and/or Purchases,” the trustee shall suspend the redemption right or postpone the settlement date for any redemption to have physical gold delivery for a holder. Any such postponement, suspension or rejection may affect a holder’s ability to obtain liquidity. Under the Depositary Trust Agreement, the initial depositor, the trustee and the selling agent have no liability for any loss or damage that may result from any such suspension or postponement. Physical delivery may be suspended generally, or refused with respect to particular requested deliveries only in the case of a force majeure event or market disruption event where the Initial Depositor is prevented for reasons outside of its control from delivering the Gold Bullion, and such suspension or refusal shall only last so long as the Initial Depositor continues to be so prevented from delivering the Gold Bullion.

In the event that a holder redeems Gold Deposit Receipts for cash or physical gold, the Authorized Participant that processes that transaction may charge additional fees.

Holders who redeem their Gold Deposit Receipts for cash or physical gold using the services of an Authorized Participant may be charged additional fees or commissions by that Authorized Participant.  No additional fees (other than any applicable withdrawal and delivery fee in connection with the delivery of physical gold) will be charged by the Trust or BMO Capital Markets Corp.

Redemptions or repurchases of Gold Deposit Receipts by the Initial Depositor for Cash Delivery may be suspended at any time as a result of suspensions in the purchase of Gold Bullion by Bank of Montreal.

A holder of Gold Deposit Receipts will only have the option to elect that Bank of Montreal repurchase the withdrawn Gold Bullion represented by the holder's Gold Deposit Receipts for cash if Bank of Montreal is then effecting such purchases, but Bank of Montreal is under no obligation to do so. Accordingly, a holder should only purchase the Gold Deposit Receipts if the holder is prepared to maintain an ownership interest in the Gold Deposit Receipts for an indefinite period. Bank of Montreal will have no obligation to the Trust or to any holder of Gold Deposit Receipts to repurchase Gold Bullion at any time.

Physical delivery of Gold Bullion is not available in every state, and the states approved for delivery may change at any time.

Gold Bullion will be delivered only to addresses within the United States that are within a state specifically approved by the selling agent for delivery. The Initial Depositor will maintain a list of states approved for delivery and provide the same to the Authorized Participants from time to time. The Initial Depositor has no obligation to deliver Gold Bullion to a state that is not approved for delivery, and there is no guarantee that delivery will remain available in any particular state. If an investor changes its address to a state that is not approved for delivery, delivery will no longer be available to that investor.

A request for sale or redemption is irrevocable.

In order to sell or redeem Gold Deposit Receipts for cash or physical gold, a holder must provide a notice to the Trust through an Authorized Participant. Except when sales or redemptions have been suspended, once a notice has been received, it can no longer be revoked by the holder under any circumstances, though it may be rejected by the Trust if it does not comply with the requirements for such notice.

The fees charged to holders may change.

If a holder chooses to redeem his or her Gold Deposit Receipts for physical gold, the holder will be responsible for payment of certain fees and expenses. The fees and expenses may be increased or decreased by Bank of Montreal in its sole and absolute discretion.

Holders do not have the rights enjoyed by investors in certain other vehicles.

As interests in the Gold Bullion held by the Trust, the Gold Deposit Receipts have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “derivative” actions). In addition, the Gold Deposit Receipts have limited voting and distribution rights (for example, holders do not have the right to elect directors and will not receive dividends).

Substantial sales of gold by the official sector could adversely affect an investment in the Gold Deposit Receipts.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold gold as part of their reserve assets. The official sector holds a significant amount of gold, most of which is static, meaning that it is held in vaults and is not bought, sold, leased or swapped or otherwise mobilized in the open market. A number of central banks have sold portions of their gold over the past ten years, with the result that the official sector, taken as a whole, has been a net supplier to the open market. Since 1999, most sales have been made in a coordinated manner under the terms of the Central Bank Gold Agreement under which 15 of the world’s major central banks agree to limit the level of their gold sales and lending to the market. In the event that future economic, political or social conditions or pressures require members of the official sector to liquidate their gold assets all at once or in an uncoordinated manner, the demand for gold might not be sufficient to accommodate the sudden increase in the supply of gold to the market. Consequently, the price of gold could decline significantly, which would adversely affect an investment in the Gold Deposit Receipts.

The Trust does not insure its assets and there may not be adequate sources of recovery if its gold is lost, damaged, stolen or destroyed.

The Trust does not insure its assets, including the Gold Bullion stored at the Mint. Consequently, if there is a loss of assets of the Trust through theft, destruction, fraud or otherwise, the Trust and holders will need to rely on insurance carried by applicable third parties, if any, or on such third party's ability to satisfy any claims against it. The amount of insurance available or the financial resources of a responsible third party may not be sufficient to satisfy the Trust's claim against such party. Also, holders are unlikely to have any right to assert a claim directly against such third party; such claims may only be asserted by the trustee on behalf of the Trust. In addition, if a loss is covered by insurance carried by a third party, the Trust, which is not a beneficiary on such insurance, may have to rely on the efforts of the third party to recover its loss. This may delay or hinder the Trust's ability to recover its loss in a timely manner or otherwise.

A loss with respect to the Trust's gold that is not covered by insurance and for which compensatory damages cannot be recovered would have a negative impact on the Gold Deposit Receipts and would adversely affect an investment in the Gold Deposit Receipts. In addition, any event of loss may adversely affect the operations of the Trust and, consequently, an investment in the Gold Deposit Receipts.

A redeeming holder of the Gold Deposit Receipt that suffers loss of, or damage to, its Gold Bullion during delivery will not be able to claim damages from the Service Carrier, Bank of Montreal, the Trust or the storage provider.

If a holder exercises its option to redeem Gold Deposit Receipts for Gold Bullion, the holder’s Gold Bullion will be transported by a third-party service carrier (“Service Carrier”). Because ownership of Gold Bullion will transfer to such holder at the time Bank of Montreal surrenders the Gold Bullion to the Service Carrier, the redeeming holder will bear the risk of loss from the moment the Service Carrier takes possession of the Gold Bullion on behalf of such holder. Under the terms of the Gold Carrier Agreement, in the event of any loss or damage in connection with the delivery of the Gold Bullion, such holder will not be able to claim damages from the Service Carrier, nor will such holder be able to claim damages from Bank of Montreal, the Trust or the Mint.

Bank of Montreal, the Mint and service providers engaged by the Trust may not carry adequate insurance to cover claims against them by the Trust.

Holders cannot be assured that Bank of Montreal or the Mint or service providers engaged by the Trust will maintain insurance with respect to the Trust's assets or the services that such parties provide to the Trust and, if they maintain insurance, that such insurance is sufficient to satisfy any losses incurred by them in respect of their relationship with the Trust. The Mint, to the extent it has any liability, will be liable only to Bank of Montreal directly in the event of loss, damage or destruction of the Trust’s Gold Bullion. In addition, none of the Trust's service providers are required to include the Trust as a named beneficiary of any such insurance policies that are purchased. Accordingly, the Trust will have to rely on the efforts of the service provider to recover from their insurer compensation for any losses incurred by the Trust in connection with such arrangements.

If there is a loss, damage or destruction of the Trust's Gold Bullion in the custody of the Mint and Bank of Montreal does not give timely notice, all claims against the Mint will be deemed waived.

In the event of loss, damage or destruction of the Trust's Gold Bullion in the Mint's custody, care and control, Bank of Montreal must give written notice to the Mint within five Mint business days (a Mint business day means any day other than a Saturday, Sunday or a holiday observed by the Mint) after the discovery by Bank of Montreal of any such loss, damage or destruction, but in any event no more than 30 days after the delivery by the Mint to Bank of Montreal of an inventory statement in which the discrepancy first appears. If such notice is not given in a timely manner, all claims against the Mint will be deemed to have been waived. In addition, no action, suit or other proceeding to recover any loss or shortage can be brought against the Mint unless timely notice of such loss or shortage has been given and such action, suit or proceeding will have commenced within 12 months from the time a claim is made. The loss of the right to make a claim or of the ability to bring an action, suit or other proceeding against the Mint may mean that any such loss will be non-recoverable, which will have an adverse effect on the value of the net assets of the Trust.

The Trustee and Trust shall have no responsibility or liability for actions taken by the Initial Depositor or the Mint.

Pursuant to the terms of the Depositary Trust Agreement, neither the Trustee nor the Trust can be held responsible, or liable, for any misconduct, bad faith or negligence of the Initial Depositor or the Mint.

The Trust is exposed to various operational risks.

The Trust is exposed to various operational risks, including information technology failures, human error and failures to comply with procedures intended to mitigate such risks.

Under Canadian law, the Trust may have limited recourse against the Mint.

The Mint is a Canadian Crown corporation. A Crown corporation may be sued for breach of contract or for wrongdoing in tort where it has acted on its own behalf or on behalf of the Crown. However, a Crown corporation may be entitled to immunity if it acts as agent of the Crown rather than in its own right and on its own behalf. The Mint has entered into the Gold Storage Agreement between Bank of Montreal and the Mint relating to the custody of the Gold Bullion in Bank of Montreal’s account for the Trust. The Mint has entered into this agreement on its own behalf and not on behalf of the Crown; nevertheless, a court may determine that, when acting as custodian of the Trust's Gold Bullion, the Mint acted as agent of the Crown and, accordingly, that the Mint may be entitled to immunity of the Crown.

Consequently, the Trust or a holder may not be able to recover for any losses incurred as a result of the Mint's acting as custodian of the Gold Bullion.

The Mint may become a private enterprise, in which case its obligations will not constitute the unconditional obligations of the Government of Canada.

In the past, there has been speculation regarding whether the Government of Canada might privatize the Mint. The Mint will not remain a Crown corporation if the Government of Canada privatizes the Mint. If the Mint were to become a private entity, its obligations would no longer generally constitute unconditional obligations of the Government of Canada and, although it would continue to be responsible for and bear the risk of loss of, and damage to, the Trust's Gold Bullion that is in its custody, there would be no assurance that the Mint would have the resources to satisfy claims of the Trust against the Mint based on a loss of, or damage to, the Trust's Gold Bullion in the custody of the Mint.

An investment in Gold Bullion may not be appropriate for all investors.

An investor should decide to buy the Gold Deposit Receipts, which constitute an investment in Gold Bullion, only after carefully considering with an investment or financial advisor whether Gold Bullion is a suitable investment in light of the information in this annual report having regard to the investor's financial or investment objectives and expectations.

Changes in laws or regulations may affect the Gold Deposit Receipts and the Gold Bullion.

The promulgation of new laws or regulations or by the reinterpretation of existing laws or regulations (including, without limitation, those relating to taxes and duties on commodities or commodity components) by one or more governments, governmental agencies or instrumentalities, courts, or other official bodies may result in a significant decrease or increase in the value of the Gold Deposit Receipts and the Gold Bullion. The United States or foreign governments may pass laws or regulations limiting metal investments for strategic or other policy reasons.

Potential risks could arise with respect to the Trust and the holders of Gold Deposit Receipts from an insolvency event relating to Bank of Montreal.

The Gold Deposit Receipts will represent interests in Gold Bullion held by the Trust. The Gold Bullion will be held by the Trust on a holder's behalf and held at an account of Bank of Montreal with the Mint. The Gold Bullion will not be owned by Bank of Montreal. Consequently, under Canadian federal law, the Gold Bullion would not be available to meet the claims of creditors of Bank of Montreal in the event of any bankruptcy, insolvency or similar event involving Bank of Montreal. However, any such event could lead to delays in restoring the holders of Gold Deposit Receipts ability to transact in such Gold Bullion, depending upon the outcome of any relevant bankruptcy or related proceedings.

Transactions through an Authorized Participant are subject to risks related to that Authorized Participant.

All transactions in the Gold Deposit Receipts will take place through an Authorized Participant, and a holder assumes the risks of the Authorized Participant’s failure to fulfill its obligations to the holder.

The Gold Deposit Receipts are not subject to deposit insurance.

The Gold Deposit Receipts are not securities of The Bank of New York Mellon, BNY Mellon Trust of Delaware, Bank of Montreal or any other bank, and do not constitute deposits that are insured under the U.S. Federal Deposit Insurance Act, the Canada Deposit Insurance Corporation Act or any other deposit insurance regime.

There is no assurance that an investment in the Gold Deposit Receipts will be subject to protection by the Securities Investor Protection Corporation.

In the case of the failure of a brokerage firm that is a member of the Securities Investor Protection Corporation (the “SIPC”), the SIPC would protect customers against the loss of cash and securities. The SIPC does not protect commodity or related futures contracts or investment contracts. The Gold Deposit Receipts are not commodity futures or investment contracts. In the opinion of Morrison & Foerster LLP, the Gold Deposit Receipts should be viewed as securities for which SIPC protection should be available. However, given that the Gold Deposit Receipts are novel instruments, there can be no assurance that the SIPC or a court having jurisdiction on this matter would concur with this legal conclusion.

The Trust is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Gold Deposit Receipts less attractive to investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

•	exemption from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports;

•	exemption from the requirements of holding non-binding stockholder votes on executive compensation arrangements; and

•
exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless the SEC otherwise determines, any future audit rules that may be adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after its initial public offering, or until the earliest of (i) the last day of the fiscal year in which it has annual gross revenue of $1 billion or more, (ii) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt or (iii) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (i) more than $700 million in outstanding equity held by non-affiliates and (ii) been public for at least 12 months. The value of the Trust’s outstanding equity will be measured each year on the last day of its second fiscal quarter.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies. The Trust has made an irrevocable decision to opt out of this extended transition period for complying with new or revised accounting standards.

The Trust cannot predict if investors will find an investment in the Trust less attractive if it relies on these exemptions.

An investor should consider the applicable tax consequences of an investment in the Gold Deposit Receipts, and indirectly, in Gold Bullion.

An investor should consult with his or her own tax advisors in order to determine the impact of applicable taxes on their investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended October 31, 2015.

Item 6.  Directors, Executive Officers and Corporate Governance

Not applicable.

Item 7.  Executive Compensation

Not applicable.

Item 8.  Security Ownership of Certain Beneficial owners and Management and Related Stockholder Matters

Not applicable.

Item 9.  Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 10.  Principal Accounting Fees and Services

Not applicable.

Item 11.  Other Information

None.

Item 12.  Exhibits

Exhibit No.	Description
1.1	Placement Agency Agreement by and among Bank of Montreal, the Trust and BMO Capital Markets Corp., filed as an exhibit to the Registrant’s current report on Form 8-K dated December 12, 2014.

1.2
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

BANK OF MONTREAL Initial Depositor of the Vaulted Bullion Gold Trust (Registrant)

Date: November 24, 2015	/s/ Deland Kamanga
Managing Director and co-Head, Global Structured Products

Date: November 24, 2015	/s/ Vandra Goedvolk
Assistant Corporate Secretary

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.