Form 10-Q
period 2016-01-31
Vaulted Gold Bullion Trust
filed 2016-02-12
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2016

Or

For the Transition Period from ___________ to _____________
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-_________

____________________________
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

As of January 31, 2016, there were no Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2016

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

The forward-looking statements contained in this report are based on the Trust's current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust's control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in the Trust’s Registration Statement on Form S-1 (File No. 333-194144) filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of the Trust's assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

On February 4, 2015, the Vaulted Gold Bullion Trust (the “Trust”) filed a final prospectus; however, the Trust has had no activities. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, the Trust has no activities other than the issuance of Depositary Receipts (“Gold Deposit Receipts”), which represent an undivided beneficial ownership in a fixed quantity of unencumbered, allocated, physical gold bullion (“Gold Bullion”). However, as of the date hereof, the Trust has not issued any Gold Deposit Receipts. As a result, we have omitted financial statements from this Quarterly Report on Form 10-Q.

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

The Trust will issue Gold Deposit Receipts representing an undivided beneficial ownership in a fixed quantity of unencumbered, allocated, physical Gold Bullion. The Gold Bullion will be held for the benefit of holders of Gold Deposit Receipts in an account operated by Bank of Montreal at the Royal Canadian Mint (the “Mint”). The Gold Deposit Receipts are separate from the Gold Bullion.

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

The Trust is newly formed. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”), and is not required to register under the 1940 Act. The Trust is not a commodity pool for purposes of the Commodity Exchange Act (the “CEA”), and the initial depositor is not subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator, or a commodity trading advisor. The Trust has no assets or liabilities.

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

World Gold Supply and Demand (2005-2015)

The following table sets forth a summary of the world gold supply and demand from 2005-2015:

WORLD GOLD SUPPLY AND DEMAND (tonnes)	2005	*	2006	*	2007	*	2008	*	2009	*	2010	*	2011	*	2012	*	2013	*	2014	*	2015	**
Supply
Mine Production	2,561		2,496		2,499		2,429		2,612		2,742		2,846		2,875		3,061		3,133		3,126
Scrap	903		1,133		1,006		1,352		1,728		1,713		1,675		1,677		1,287		1,125		1,161
Net Hedging Supply	-92		-434		-432		-357		-234		-106		18		-40		-39		103		-14
Total Supply	3,372		3,195		3,072		3,424		4,106		4,349		4,539		4,513		4,310		4,362		4,273
Demand
Jewelry	2,722		2,302		2,426		2,308		1,819		2,033		2,034		2,008		2, 439		2,213		2,062
Industrial Fabrication	449		480		487		471		422		476		468		426		419		400		376
…of which Electronics	294		325		331		318		283		333		330		295		289		279		268
…of which Dental & Medical	62		61		58		56		53		48		43		39		36		34		32
…of which Other Industrial	92		94		98		97		86		95		95		92		93		87		76
Net Official Sector	-663		-365		-484		-235		-34		77		457		544		409		466		482
Retail Investment	416		428		436		916		830		1,221		1,556		1,343		1,775		1,079		1,053
…of which Bars	261		236		236		659		548		934		1,230		1,039		1,394		829		794
…of which Coins	155		192		200		257		283		287		326		304		380		251		259
Physical Demand	2,923		2,845		2,864		3,460		3,038		3,807		4,515		4,321		5,041		4,158		4,076
Physical Surplus/Deficit	448		350		208		-36		1,068		542		25		192		-732		204		197
ETF Inventory Build	208		260		253		321		623		382		185		279		-880		-160		-125
Exchange Inventory Build	29		32		-10		34		39		54		-6		-10		-98		1		-49
Net Balance	212		58		-35		-391		406		106		-154		-78		246		363		370
Gold Price (London PM, US$/oz)	444.45		603.77		695.39		871.96		972.35		1,224.52		1,571.52		1,668.98		1,411.23		1,266.40		1,160.00

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

* Source: Gold Survey 2015, Thomson Reuters GFMS

** Source: Gold Survey 2015 Q4 Update & Outlook, Thomson Reuters GFMS

Historic Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Gold Deposit Receipts, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 2005 to January 2016, and is based on the London PM fix.

Source: The London Bullion Market Association (accessed Jan. 2016)

The recovery in the gold price began in 2001. First, declining U.S. interest rates resulted in a fall in the contango (i.e., the premium available on gold for future delivery), which reduced the returns available to producers for forward sales. Second, several mining companies reduced or eliminated their hedging activities in 2001 in response to pressure from shareholders seeking greater leverage to the price of gold, thereby reducing the amount of gold supply entering the market. This led a number of speculators and others who were short gold to close out short positions, further increasing demand. Finally, the terrorist attacks of September 11, 2001 and their political, military, and economic implications led to a sharp rise in the gold price, although gains somewhat moderated by year end.

Between 2002 and 2004 the price of gold in U.S. dollars continued to rise due to a number of factors, including the decline in the U.S. dollar against other currencies, the poor performance of U.S. and other major equities markets, a surge in investment demand in commodities as an asset class generally and gold specifically, the renewal of the Central Bank Gold Agreement in 2004, and continued reduction in forward selling by mining companies. It is important to note that central bank gold sales continued over the period and, indeed, the second Central Bank Gold Agreement increased the potential size of sales by the signatories under the agreement. This increase in the price of gold during this period was the first such gain over a three-year period since the early 1990s.

After a rapid rise starting in the second half of 2005 through mid-2006, there was a period of short decline and volatility in the price of gold lasting through the end of that year. In May 2006, the peak was $725 per ounce. Until about August of 2007, prices were below that high, but since have moved up strongly, reaching a new high of $1,011.25 on March 17, 2008, and ending at $869.75 per ounce on December 30, 2008. Gold prices were quite volatile between the March 2008 high and the end of December 2008 with run-ups and falls of over $150 in each direction. The significant price movements reflect the battles between inflationary and deflationary pressures, U.S. Dollar strengthening against many major currencies and global economic uncertainty going into 2009.

The price of Gold continued its upward trend in 2009. After rallying to $1,212.50 per ounce in early December 2009, it fell back down to $1,087.50 per ounce to close the 2009 year. This still resulted in a gain of over 25% for the year. Upward price movement for gold price continued in 2010, reaching a new pre-inflation adjusted record high of $1,421.00 per ounce on November 9, 2010 and closing at $1,405.50 per ounce on December 30, 2010. On December 29, 2011, the price of gold was $1,531.00 per ounce, and on December 28, 2012, the price of gold was $1,657.50 per ounce. In 2013, the twelve-year bull run of gold ended. 2013 opened near the annual high, and the price declined approximately 29% over the year to $1,204.50 per ounce on December 30, 2013. During 2014, gold prices fluctuated between a low of $1,132 and a high of $1,392. In 2015, gold prices have fluctuated from a high of $1,295.75 on January 22, 2015 to a low of $1,049.40 on December 17, 2015.

As of January 29, 2016, the price of gold was $1,111.80 per ounce.

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

Item 4.  Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to an executive or senior officer of the Initial Depositor familiar with and responsible for supervising the Trust and its operations, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of January 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Form 10-K filed with the SEC for the year ended October 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the Trust’s fiscal quarter ended January 31, 2016.

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

Not applicable.

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

BANK OF MONTREAL
Initial Depositor of the Vaulted Bullion Gold Trust
(Registrant)

Date: February 12, 2016	/s/ Deland Kamanga
Managing Director and co-Head, Global Structured Products

Date: February 12, 2016	/s/ Vandra Goedvolk
Assistant Corporate Secretary

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.