Form 10-Q
period 2016-04-30
Vaulted Gold Bullion Trust
filed 2016-05-19
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2016

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

Yes ☐ No ☒

As of April 30, 2016, there were no Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2016

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

The forward-looking statements contained in this report are based on the Trust's current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust's control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in the Trust’s Form 10-K for the year ended October 31, 2015, which was filed with the Securities and Exchange Commission on November 24, 2015. Should one or more of these risks or uncertainties materialize, or should any of the Trust's assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, the Vaulted Gold Bullion Trust (the “Trust”) has not conducted any activities. As a result, the Trust has omitted financial statements from this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust is a business trust formed under the laws of the state of Delaware on December 10, 2013 pursuant to an interim trust agreement that was amended and restated by the Depositary Trust Agreement, dated December 1, 2014, by and among Bank of Montreal, as “Initial Depositor,” BMO Capital Markets Corp., as “Placement Agent,” The Bank of New York Mellon, as “Trustee,” and BNY Mellon Trust of Delaware, as “Delaware Trustee” (the “Depositary Trust Agreement”).

The Trust filed a final prospectus on February 4, 2015 relating to a proposed offering of up to $500 million of gold deposit receipts (“Gold Deposit Receipts”), each representing an undivided beneficial ownership in a fixed quantity of unencumbered, allocated, physical gold bullion (“Gold Bullion”). However, in light of certain anticipated changes to the terms of the proposed offering, the Trust formally withdrew its Registration Statement on Form S-1 (No. 333-194144), of which the prospectus dated February 4, 2015 formed a part, together with all exhibits and amendments thereto (the “Registration Statement”), on April 8, 2016 (the “Withdrawal Request”). Prior to having submitted the Withdrawal Request, the Trust had not conducted any activities and no Gold Deposit Receipts were offered or sold under the now withdrawn Registration Statement. The Trust intends to revise the terms of an offer of Gold Deposit Receipts.

The Trust will hold Gold Bullion for the benefit of holders of Gold Deposit Receipts in an account operated by Bank of Montreal at the Royal Canadian Mint (the “Mint”).The Gold Deposit Receipts are separate from the Gold Bullion. One receipt represents the undivided beneficial ownership of one troy ounce of gold bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust will consist of the gold bullion and all monies or other property, if any, received by the trustee. The Initial Depositor will sell Gold Bullion to the Trust and arrange custodial services through its gold storage account. There were no Gold Deposit Receipts outstanding during the three-month period covered by this report.

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

Gold Industry

The participants in the gold market may be classified in the following sectors: (1) mining and producer; (2) banking; (3) official; (4) investment; and (5) manufacturing. The following is a brief description of each of the sectors.

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

World Gold Supply and Demand (2005-2015)

The following table sets forth a summary of the world gold supply and demand from 2005-2015:

WORLD GOLD SUPPLY AND DEMAND (tonnes)	2005*	2006*	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015**

Supply
Mine Production	2,561	2,496	2,499	2,429	2,612	2,742	2,846	2,875	3,061	3,133	3,126
Scrap	903	1,133	1,006	1,352	1,728	1,713	1,675	1,677	1,287	1,125	1,161
Net Hedging Supply	-92	-434	-432	-357	-234	-106	18	-40	-39	103	-14
Total Supply	3,372	3,195	3,072	3,424	4,106	4,349	4,539	4,513	4,310	4,362	4,273
Demand

Jewelry	2,722	2,302	2,426	2,308	1,819	2,033	2,034	2,008	2, 439	2,213	2,062
Industrial Fabrication	449	480	487	471	422	476	468	426	419	400	376
…of which Electronics	294	325	331	318	283	333	330	295	289	279	268
…of which Dental & Medical	62	61	58	56	53	48	43	39	36	34	32
…of which Other Industrial	92	94	98	97	86	95	95	92	93	87	76
Net Official Sector	-663	-365	-484	-235	-34	77	457	544	409	466	482
Retail Investment	416	428	436	916	830	1,221	1,556	1,343	1,775	1,079	1,053
…of which Bars	261	236	236	659	548	934	1,230	1,039	1,394	829	794
…of which Coins	155	192	200	257	283	287	326	304	380	251	259
Physical Demand	2,923	2,845	2,864	3,460	3,038	3,807	4,515	4,321	5,041	4,158	4,076
Physical Surplus/Deficit	448	350	208	-36	1,068	542	25	192	-732	204	197
ETF Inventory Build	208	260	253	321	623	382	185	279	-880	-160	-125
Exchange Inventory Build	29	32	-10	34	39	54	-6	-10	-98	1	-49
Net Balance	212	58	-35	-391	406	106	-154	-78	246	363	370
Gold Price (London PM, US$/oz)	444.45	603.77	695.39	871.96	972.35	1,224.52	1,571.52	1,668.98	1,411.23	1,266.40	1,160.00

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 2005 to May 2016, and is based on the London PM gold fix price.

Source: The London Bullion Market Association (accessed May 2016)

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

The price of gold continued its upward trend in 2009. After rallying to $1,212.50 per ounce in early December 2009, it fell back down to $1,087.50 per ounce to close the 2009 year. This still resulted in a gain of over 25% for the year. Upward price movement for gold price continued in 2010, reaching a new pre-inflation adjusted record high of $1,421.00 per ounce on November 9, 2010 and closing at $1,405.50 per ounce on December 30, 2010. On December 29, 2011, the price of gold was $1,531.00 per ounce, and on December 28, 2012, the price of gold was $1,657.50 per ounce. In 2013, the twelve-year bull run of gold ended. 2013 opened near the annual high, and the price declined approximately 29% over the year to $1,204.50 per ounce on December 30, 2013. During 2014, gold prices fluctuated between a low of $1,132 and a high of $1,392. Gold prices deteriorated throughout 2015, but have rebounded during the first half of 2016, reaching a high of $1,294.00 on May 3, 2016.

As of May 17, 2016, the price of gold was $1,277.00 per ounce.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of April 30, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

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

Item 5.  Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended April 30, 2016.

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

10.1	Form of Gold Carrier Agreement by and among Bank of Montreal and [________].

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

BANK OF MONTREAL Initial Depositor of the Vaulted Bullion Gold Trust (Registrant)

Date: May 19, 2016	/s/ Deland Kamanga
*Managing Director and co-Head, Global Structured Products

Date: May 19, 2016	/s/ Vandra Goedvolk
*Assistant Corporate Secretary

*  The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.