Form 10-Q
period 2016-07-31
Vaulted Gold Bullion Trust
filed 2016-08-01
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2016

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

Yes ☐ No ☒

As of July 31, 2016, there were no Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2016

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. The Vaulted Gold BullionTrust's forward-looking statements include, but are not limited to, statements regarding its expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	The gold industry, sources of and demand for gold bullion, and the performance of the gold market.

The forward-looking statements contained in this report are based on the Trust's current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust's control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in the Trust’s prospectus dated July 22, 2016 that forms a part of the Trust’s Registration Statement on Form S-1 (File No. 333- 211858), which was filed with the Securities and Exchange Commission on June 6, 2016. Should one or more of these risks or uncertainties materialize, or should any of the Trust's assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

On July 22, 2016, the Vaulted Gold Bullion Trust (the “Trust”) filed a final prospectus relating to its Gold Deposit Receipts (as defined below); however, the Trust has had no activities. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, the Trust has no activities other than the issuance of Depositary Receipts (“Gold Deposit Receipts”), which represent an undivided beneficial ownership in a fixed quantity of unencumbered, allocated, physical gold bullion (“Gold Bullion”). However, as of the date hereof, the Trust has not issued any Gold Deposit Receipts. As a result, the Trust has omitted financial statements from this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust was initially formed on December 10, 2013. The Trust is governed by the Amended and Restated Depositary Trust Agreement, dated June 29, 2016, by and among The Bank of New York Mellon, as “Trustee,” BNY Trust of Delaware, as “Delaware Trustee,” Bank of Montreal, as “Initial Depositor,” and BMO Capital Markets Corp., as “Underwriter” (the “Depositary Trust Agreement”). The Trust has no assets or liabilities. The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). On July 22, 2016, the Trust filed a final prospectus relating to its Gold Deposit Receipts; however, the Trust has had no activities as of the date of this Form 10-Q.

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

The Trust is not an investment company registered under the 1940 Act, and is not required to register under the 1940 Act. The Trust is not a commodity pool for purposes of the Commodity Exchange Act, and the Initial Depositor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator, or a commodity trading advisor. The Trust has no assets or liabilities.

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

World Gold Supply and Demand (2005-2016)

The following table sets forth a summary of the world gold supply and demand from  2005-2016:

WORLD GOLD SUPPLY AND DEMAND
(tonnes)(1)	FY 2005*	FY 2006*	FY 2007*	FY 2008*	FY 2009*	FY 2010*	FY 2011*	FY 2012*	FY 2013*	FY 2014*	FY 2015**	Q1 2016+	Q2 2016^
Supply
Mine Production	2,561	2,496	2,499	2,429	2,612	2,742	2,846	2,875	3,061	3,133	3,126	733	770
Scrap	903	1,133	1,006	1,352	1,728	1,713	1,675	1,677	1,287	1,125	1,161	342	310
Net Hedging Supply	-92	-434	-432	-357	-234	-106	18	-40	-39	103	-14	16	40
Total Supply	3,372	3,195	3,072	3,424	4,106	4,349	4,539	4,513	4,310	4,362	4,273	1,091	1,120
Demand
Jewelry	2,722	2,302	2,426	2,308	1,819	2,033	2,034	2,008	2, 439	2,213	2,062	373	341
Industrial Fabrication	449	480	487	471	422	476	468	426	419	400	376	84	85
…of which Electronics	294	325	331	318	283	333	330	295	289	279	268	58	59
…of which Dental &	62	61	58	56	53	48	43	39	36	34	32	7	7
Medical
…of which Other	92	94	98	97	86	95	95	92	93	87	76	18	18
Industrial
Net Official Sector	-663	-365	-484	-235	-34	77	457	544	409	466	482	92	42
Retail Investment	416	428	436	916	830	1,221	1,556	1,343	1,775	1,079	1,053	221	242
…of which Bars	261	236	236	659	548	934	1,230	1,039	1,394	829	794	184	169
…of which Coins	155	192	200	257	283	287	326	304	380	251	259	37	73
Physical Demand	2,923	2,845	2,864	3,460	3,038	3,807	4,515	4,321	5,041	4,158	4,076	781	715
Physical Surplus/Deficit	448	350	208	-36	1,068	542	25	192	-732	204	197	310	404
ETF Inventory Build	208	260	253	321	623	382	185	279	-880	-160	-125	330	232
Exchange Inventory Build	29	32	-10	34	39	54	-6	-10	-98	1	-49	5	76
Net Balance	212	58	-35	-391	406	106	-154	-78	246	363	370	-25	96
Gold Price (London PM, US$/oz)	444.45	603.77	695.39	871.96	972.35	1,224.52	1,571.52	1,668.98	1,411.23	1,266.40	1,160.00	1,183.00	1,260.00

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

*      Source: Gold Survey 2015, Thomson Reuters GFMS
**    Source: Gold Survey 2015 Q4 Update & Outlook, Thomson Reuters GFMS
+      Source: Gold Survey 2016 Q1 Update & Outlook, Thomson Reuters GFMS
^      Source: Gold Survey 2016 Q2 Update & Outlook, Thomson Reuters GFMS

Historic Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Gold Deposit Receipts, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 2005 to July 2016, and is based on the London Bullion Market Association (the “LBMA”) (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: The London Bullion Market Association (accessed July 2016)

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

The price of gold continued its upward trend in 2009. After rallying to $1,212.50 per ounce in early December 2009, it fell back down to $1,087.50 per ounce to close the 2009 year. This still resulted in a gain of over 25% for the year. Upward price movement for gold price continued in 2010, reaching a new pre-inflation adjusted record high of $1,421.00 per ounce on November 9, 2010 and closing at $1,405.50 per ounce on December 30, 2010. On December 29, 2011, the price of gold was $1,531.00 per ounce, and on December 28, 2012, the price of gold was $1,657.50 per ounce. In 2013, the twelve-year bull run of gold ended. 2013 opened near the annual high, and the price declined approximately 29% over the year to $1,204.50 per ounce on December 30, 2013. During 2014, gold prices fluctuated between a low of $1,132 and a high of $1,392. Gold prices deteriorated throughout 2015, but have rebounded during the first half of 2016. Gold prices recently experienced a rapid increase following the United Kingdom’s referendum held on June 23, 2016 to leave the European Union, reaching a high of $1,366.25 on July 6, 2016.

As of July 29, 2016, the price of gold was $1,342.00 per ounce.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of July 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s prospectus dated July 22, 2016 that forms a part of the Trust’s Registration Statement on Form S-1 (File No. 333- 211858).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended July 31, 2016.

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
1.1
Distribution Agreement by and among the Vaulted Gold Bullion Trust, Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed June 30, 2016).*

1.2
Depositary Trust Agreement by and among Bank of Montreal, BMO Capital Markets Corp., The Bank of New York Mellon, as Trustee and BNY Mellon Trust of Delaware, as Delaware Trustee, and included as an exhibit thereto, form of Gold Deposit Receipt (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed June 30, 2016).*

10.1
Form of Gold Carrier Agreement by and among Bank of Montreal and [__] (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-211858) filed June 6, 2016).*

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

BANK OF MONTREAL Initial Depositor of the Vaulted Bullion Gold Trust (Registrant)

Date: August 1, 2016	/s/ Deland Kamanga
*Managing Director and co-Head, Global Structured Products

Date: August 1, 2016	/s/ Vandra Goedvolk
*Assistant Corporate Secretary

*  The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.