Form 10-K
period 2016-10-31
Vaulted Gold Bullion Trust
filed 2017-01-27
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 31, 2016

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

Yes ☐  No☒

As of October 31, 2016, there were 22 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2016

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. The Vaulted Gold BullionTrust's forward-looking statements include, but are not limited to, statements regarding its expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	The gold industry;

•	Sources of and demand for gold bullion; and

•	The performance of the gold market.

The forward-looking statements contained in this report are based on the Trust's current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust's control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in this Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of the Trust's assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Business

Introduction

The Vaulted Gold Bullion Trust (the “Trust”) issues Depositary Receipts (the “Gold Deposit Receipts”) representing an undivided beneficial ownership in a fixed quantity of unencumbered, allocated, physical gold bullion (“Gold Bullion”). The Gold Bullion is held for the benefit of holders of Gold Deposit Receipts in an account operated by Bank of Montreal at the Royal Canadian Mint (the “Mint”). The Bank of New York Mellon serves as the trustee of the Trust. The Gold Deposit Receipts are separate from the Gold Bullion.

About the Trust

General. This discussion highlights information about the Trust.

The Vaulted Gold Bullion Trust. The Trust was initially formed on December 10, 2013. The Trust is governed by the Amended and Restated Depositary Trust Agreement, dated June 29, 2016 (the “Depositary Trust Agreement”), by and among The Bank of New York Mellon, as “Trustee,” BNY Trust of Delaware, as “Delaware Trustee,” Bank of Montreal, as “Initial Depositor,” and BMO Capital Markets Corp., as “Underwriter.” The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Trust is not a commodity pool for purposes of the Commodity Exchange Act (the “CEA”), and the Initial Depositor is not subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator, or a commodity trading advisor.

The Trust issues Gold Deposit Receipts representing an undivided beneficial ownership in a fixed quantity of unencumbered, allocated, physical Gold Bullion. The Gold Bullion is held for the benefit of holders of Gold Deposit Receipts in an account operated by Bank of Montreal at the Mint.

Initial Depositor. The initial depositor of the Trust is Bank of Montreal (“Bank of Montreal” or the “Bank”). The Bank commenced business in Montreal in 1817 and was incorporated in 1821 by an Act of Lower Canada as the first Canadian chartered bank. Since 1871, the Bank has been a chartered bank under the Bank Act, and is named in Schedule I of the Bank Act (Canada) (the “Bank Act”). The Bank Act is the charter of the Bank and governs its operations. The Bank is a registered holding company under the Bank Holding Company Act of 1956 and is certified as a financial holding company under the Gramm-Leach-Bliley Act. The Bank’s head office is located at 129 rue Saint Jacques, Montreal, Quebec, H2Y 1L6, and its executive offices are located at 100 King Street West, First Canadian Place, Toronto, Ontario, M5X 1A1. The Bank’s telephone number is (416) 867-6785.

Bank of Montreal offers a broad range of products and services directly and through Canadian and non-Canadian subsidiaries, offices, and branches. As of October 31, 2016, Bank of Montreal had more than 12 million customers and more than 45,000 full-time equivalent employees. The Bank has over 1,500 bank branches in Canada and the United States and operates internationally in major financial markets and trading areas through its offices in 27 other jurisdictions, including the United States. BMO Financial Corp. (“BFC”) is based in Chicago and wholly-owned by Bank of Montreal. BFC operates primarily through its subsidiary BMO Harris Bank N.A. (“BHB”), which provides banking, financing, investing, and cash management services in select markets in the U.S. Midwest. Bank of Montreal provides a full range of investment dealer services through entities, including BMO Nesbitt Burns Inc., a major fully integrated Canadian investment dealer, and BMO Capital Markets Corp., Bank of Montreal’s wholly-owned registered securities dealer in the United States.

Bank of Montreal conducts business through three operating groups: Personal and Commercial Banking (“P&C”), made up of Canadian P&C and U.S. P&C; Wealth Management; and BMO Capital Markets. Canadian P&C operates across Canada, offering a broad range of products and services, including banking, lending and treasury management. Operating predominately in the U.S. Midwest under the BMO Harris brand, U.S. P&C offers personal and commercial clients banking, lending, and treasury management products and services. Wealth Management serves a full range of client segments from mainstream to ultra-high net worth and institutional, with a broad offering of wealth management products and services including insurance. Wealth Management is a global business with an active presence in markets across Canada, the United States, Europe and Asia. BMO Capital Markets is a North American-based financial services provider offering a complete range of products and services to corporate, institutional and government clients. These include equity and debt underwriting, corporate lending and project financing, mergers and acquisitions advisory services, securitization, treasury management, risk management, debt and equity research, and institutional sales and trading. With approximately 2,400 professionals in 30 locations around the world, including 16 offices in North America, BMO Capital Markets works proactively with clients to provide innovative and integrated financial solutions. Corporate Services consists of Corporate Support Areas and Technology and Operations (“T&O”). Corporate Support Areas provide enterprise-wide expertise and governance support in a variety of areas, including strategic planning, risk management, finance, legal and regulatory compliance, marketing, communications and human resources. T&O manages, maintains and provides governance over information technology, operations services, real estate and sourcing for the Bank.

Additional information about the Bank is available by accessing the Bank’s public filings with the SEC, file number 001-13354.

Relationship Between the Initial Depositor and the Trust. The Trust issues Gold Deposit Receipts and uses the proceeds of such issuances to purchase Gold Bullion from Bank of Montreal. The amount paid per ounce of Gold Bullion by the Trust is equal to the spot price at the time of sale to the investor for one troy ounce of Gold Bullion, determined by BMO Capital Markets Corp. using EBS, an offering of EBS BrokerTec (“EBS”), as the source for the spot price of gold, without adjustment or modification. Any deposit fees are remitted promptly to Bank of Montreal. The Gold Bullion purchased from Bank of Montreal will continue to be held in Bank of Montreal’s account at the Mint, on behalf of the Trust for the benefit of the holders of the Gold Deposit Receipts.

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

The Trust issues Gold Deposit Receipts upon the contribution by Bank of Montreal to the Trust of a fixed quantity of Gold Bullion purchased with the proceeds, less the deposit fee and any sales fee, from the sale of Gold Deposit Receipts. Bank of Montreal holds the Gold Bullion in an account that is operated by Bank of Montreal at the Mint in custody for the holders of Gold Deposit Receipts.

BMO Capital Markets Corp. acts as the Underwriter for the sale of Gold Deposit Receipts, pursuant to a distribution agreement among the Trust, Bank of Montreal and BMO Capital Markets Corp. (the “Distribution Agreement”). BMO Capital Markets Corp. has entered, and will continue to enter, into dealer agreements with certain third parties that are registered broker-dealers, or banks or trust companies regulated by the Office of the Comptroller of the Currency and/or one or more state banking regulators that are either direct or indirect DTC Participants. We refer to these third parties, as well as any other dealer that becomes a party to the distribution agreement, as “Authorized Participants.” Only Authorized Participants will be involved in the distribution of Gold Deposit Receipts. Holders of Gold Deposit Receipts may elect to redeem their Gold Deposit Receipts for Gold Bullion or exchange their Gold Deposit Receipts for cash either through an Authorized Participant or through an approved registered broker-dealer or similar entity that is not an Authorized Participant.

The Depositary Trust Agreement

General. The Depositary Trust Agreement provides that the Gold Deposit Receipts represent the owner’s undivided beneficial ownership interest in the Trust assets.

The Trustee. The Bank of New York Mellon serves as Trustee. The Bank of New York Mellon, which was founded in 1784, was New York’s first bank and is the oldest bank in the country still operating under its original name. The Bank of New York Mellon is organized under the law of the State of New York authorized to conduct a banking business and a member of the Federal Reserve System. The Bank of New York Mellon conducts a national and international wholesale banking business and a retail banking business in the New York City, New Jersey and Connecticut areas, and provides a comprehensive range of corporate and personal trust, securities processing and investment services.

Termination of the Trust. The Trust will terminate if: (i) the Trustee resigns and no successor trustee is appointed by Bank of Montreal, as Initial Depositor, within 60 days from the date the Trustee provides notice to Bank of Montreal, as Initial Depositor, and BMO Capital Markets Corp., as Underwriter, of its intent to resign; (ii) the owners of 75 percent of the outstanding Gold Deposit Receipts (other than those held by Bank of Montreal for its own account) acting through an Authorized Participant vote to dissolve and liquidate the Trust; (iii) an event of liquidation or dissolution occurs as to Bank of Montreal; (iv) Bank of Montreal ceases to store Gold Bullion at the Mint and does not make alternative arrangements that it deems appropriate; or (v) if the Trust fails to qualify for treatment, or ceases to be treated, for U.S. federal income tax purposes, as a grantor trust.

If a termination event occurs, the beneficial owners of Gold Deposit Receipts will surrender their Gold Deposit Receipts as provided in the Depositary Trust Agreement, including payment of any fees of the trustee or applicable taxes or governmental charges due. The Initial Depositor will sell the Gold Bullion and the Trustee will deliver to you the resulting proceeds as promptly as practicable after the termination event occurs.

Amendment of the Depositary Trust Agreement. The Trustee and Bank of Montreal, as Initial Depositor, may amend any provisions of the Depositary Trust Agreement without the consent of any of the owners of the Gold Deposit Receipts. Promptly after the execution of any amendment to the Depositary Trust Agreement, Bank of Montreal, as Initial Depositor, must furnish or cause to be furnished written notification of the substance of the amendment to each owner of Gold Deposit Receipts.

Any amendment that imposes or increases any fees or charges, subject to exceptions, or that otherwise prejudices any substantial existing right of the owners of Gold Deposit Receipts will not become effective until 30 days after notice of the amendment is given to the owners of Gold Deposit Receipts.

Listing. The Gold Deposit Receipts are not listed or traded on any securities exchange.

Trustee Fees. The fees of The Bank of New York Mellon are borne by Bank of Montreal.

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

Ownership of Gold Bullion. The Gold Bullion purchased on behalf of holders is held at the Mint in Bank of Montreal’s account for the benefit of the holders. Consequently under Canadian federal law, the Gold Bullion held by the Trust would not be available to meet the claims of creditors of Bank of Montreal in the event of any bankruptcy, insolvency or similar event involving Bank of Montreal.

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

Under the JOBS Act, the Trust will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which the Trust has total annual gross revenues of $1 billion or more;

•	October 31, 2021, which is the last day of the Trust’s fiscal year following the fifth anniversary after the Trust’s initial public offering of Gold Deposit Receipts;

•	the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

•
the date on which the Trust is deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after the Trust has (i) more than $700 million in outstanding equity held by non-affiliates and (ii) been public for at least 12 months; the value of its outstanding equity will be measured each year on the last day of its second fiscal quarter).

The JOBS Act also provides that an “emerging growth company” can utilize the extended transition period provided in Section 7(a) (2)(B) of the Securities Act of 1933, as amended for complying with new or revised accounting standards.

However, the Trust has chosen to “opt out” of such extended transition period, and, as a result, the Trust will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that the Trust’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 2.	Audited Financial Statements

Report of Independent Registered Public Accounting Firm

To the Initial Depositor, Trustee and Receipt Holders of the
Vaulted Gold Bullion Trust:

We have audited the accompanying statement of assets and liabilities of the Vaulted Gold Bullion Trust, including the schedule of investments as of October 31, 2016, and the related statements of operations and changes in net assets for the period from August 5, 2016 (commencement of operations) through October 31, 2016. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Vaulted Gold Bullion Trust as of October 31, 2016, and the results of its operations and changes in its net assets for the period from August 5, 2016 (commencement of operations) through October 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
 January 27, 2017

VAULTED GOLD BULLION TRUST

Financial Statements

Statement of Assets and Liabilities
 As of October 31, 2016

(Amounts in US$, except for Receipt data)
ASSETS
Investment in gold (Cost: $48,347) (see Note 2.2. 2.5)	$48,336
Total assets	48,336

Paid In Capital	$27,995
Receipts Issuable	20,352
Unrealized gain (loss) on investment in gold	(11)
NET ASSETS	48,336

Receipts issued, issuable and outstanding	38
Net Asset per Receipt	$1,272.00

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Schedule of Investments
 As of October 31, 2016

	October 31, 2016
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold (in US$, except for Troy oz data)
Gold	38	$48,347	$48,336	100%
Total investment in gold	38	$48,347	$48,336	100%

(1)	Calculated as investment in gold at fair value divided by net assets, at October 31, 2016

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statement of Operations
 Period from August 5, 2016 (commencement of operations) through October 31, 2016

(Amounts in US$)	Period from August 5, 2016 (commencement of operations) through October 31, 2016
REALIZED AND UNREALIZED GAINS / (LOSSES)

Change in unrealized gain (loss) on investment in gold	$(11)
Total gain (loss) on gold	(11)

Change in net assets from operations	$(11)

Change in net assets from operations per Receipt	$(0.28)

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statement of Changes in Net Assets
 Period from August 5, 2016 (commencement of operations) through October 31, 2016

	Period from August 5, 2016 (commencement of operations) through October 31, 2016

(Amounts in US$, except for Receipt data)	Receipts	Amount
Opening balance at August 5, 2016	0	$0

From Operations:
Change in unrealized gain (loss) on investment in gold		(11)

From Trust Receipt activity:
Issuances	22	27,995
Receipts issuable	16	20,352
Closing balance at October 31, 2016	38	$48,336

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST
Period from August 5, 2016 (commencement of operations) through October 31, 2016

Notes to the Financial Statements

1.	Organization

The Vaulted Gold Bullion Trust (the “Trust”) was initially formed on December 10, 2013. The Trust is governed by the amended and restated Depositary Trust Agreement, dated June 29, 2016 (the “Depositary Trust Agreement”).  Commencement of operations occurred on August 5, 2016. The Bank of New York Mellon is the trustee (the “Trustee”) and BNY Mellon Trust of Delaware is the Delaware trustee (the “Delaware Trustee”).  The Bank of Montreal (the “Initial Depositor”) sells Gold Bullion to the Trust, arranges custodial services through its storage account and provides administrative services from time to time.  The Vaulted Gold Bullion Trust is not a registered investment company under the 1940 Act.

The Trust is intended to hold Gold Bullion for the benefit of owners of Gold Deposit Receipts (“Receipts”).  One Receipt represents the undivided beneficial ownership of one troy ounce of Gold.  Investors (through registered broker-dealers, or banks or trust companies that become party to the distribution agreement (“Authorized Participants”)) will be able to acquire, hold, transfer and surrender only whole Receipts (i.e., no fractional interests), with a minimum of one Receipt per transaction. The trustee will perform only administrative and ministerial acts.  The property of the Trust will consist of the Gold and all monies or other property, if any, received by the trustee.  The fiscal year end for the Trust is October 31.

VAULTED GOLD BULLION TRUST
Period from August 5, 2016 (commencement of operations) through October 31, 2016

2.	Significant Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Trust.

2.1.	Basis of Accounting

The Trust is an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, ASC 946, Financial Services—Investment Companies (“Topic 946”).    As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the year ended October 31, 2016.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

VAULTED GOLD BULLION TRUST
Period from August 5, 2016 (commencement of operations) through October 31, 2016

2.2.	Valuation of Gold

The Gold is held for the benefit of holders of the Receipts in a custodial account operated by Bank of Montreal at the Royal Canadian Mint (the “Mint”) and is valued, for financial statement purposes, at fair value. Fair value is determined by the LMBA (PM) Gold Price, an offering of ICE Benchmark Association.

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 provides guidance for determining fair value and requires disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Trust records its investment in gold at fair value and recognizes changes in fair value of the investment in gold as changes in unrealized gains or losses on investment in gold through the Statement of Operations.

VAULTED GOLD BULLION TRUST
Period from August 5, 2016 (commencement of operations) through October 31, 2016

2.2.	Valuation of Gold (continued)

Inputs

A valuation hierarchy exists that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

–	Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access.

–	Level 2.	Observable inputs other than quoted prices in an active market that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

–	Level 3.	Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the company’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Trust holds gold which is classified as Level 1. There were no re-allocations or transfers between levels during the period.

VAULTED GOLD BULLION TRUST
For the period from August 5, 2016 (commencement of operations) through October 31, 2016

2.3.	Issuance of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement.  Authorized capital is unlimited.  There are 22 Receipts issued and outstanding at October 31, 2016 and 16 receipts issuable for gold allocated to the Trust on October 31, 2016 and are included in Net Assets.

Holders of Receipts will receive no cash distributions whatsoever.

Subject to certain exceptions, holders of Receipts will have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee, or exchange their Receipts for cash as described below.  Changes in the Receipts for the year ended October 31, 2016 is set out below:

Period from August 5, 2016 (commencement of operations) through October 31, 2016
(Amounts in 000’s of US$ except for Receipt and per Receipt data)
Number of Receipts
Opening balance	0
Issuance	22
Receipts issuable	16
Closing balance	38

Amount of Receipts
Opening balance	$0
Issuance	27,995.00
Receipts issuable	20,352,00
Closing balance	$48,347.00

Net Asset Value per Receipt as of October 31, 2016	$1,272.00

VAULTED GOLD BULLION TRUST
For the period from August 5, 2016 (commencement of operations) through October 31, 2016

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2016.

2.5	Investment in Gold

Changes in ounces of gold and the respective values for the period from August 5, 2016 (commencement of operations) through October 31, 2016 are set out below:

(Amounts in 000’s of US$ except for ounces data)	Period from August 5, 2016 (commencement of operations) through October 31, 2016
Ounces of gold
Opening balance	0
Issuances	38

Closing balance	38

Investment in gold
Opening balance	$0
Issuances	48,336
Closing balance	$48,336

VAULTED GOLD BULLION TRUST
For the period from August 5, 2016 (commencement of operations) through October 31, 2016

2.6.	Fees and Expenses

The expenses of the Trust are incurred by and paid for by the Initial Depositor.  The deposit fee charged to investors for each Receipt issued is collected by the Trustee and paid directly to the Initial Depositor to cover the expenses it incurs and pays on behalf of the Trust.

The expenses of the Trust are expected to include, but not limited to, the following:

•	any expenses or liabilities of the Trust;

•	any taxes and other governmental charges that may fall on the Trust or its property; and

•	fees and expenses of the trustee and any indemnification of the Trustee.

Additionally, the Trustee’s and Mint’s fees are paid by the Initial Depositor and are not separate expenses of the Trust.

2.7	Related Party Transactions

On June 29, 2016, the Trust entered into: (1) the Depositary Trust Agreement with The Bank of New York Mellon, BNY Trust of Delaware, Bank of Montreal and BMO Capital Markets Corp.; and (2) the Distribution Agreement with Bank of Montreal and BMO Capital Markets Corp (the “Distribution Agreement”).

Bank of Montreal acts as the Initial Depositor of the Trust and holds gold that it transfers to the Trust from time to time in connection with the sale by the Trust of Receipts. Pursuant to the Depositary Trust Agreement and the Distribution Agreement, the offering price for each Receipt consists of the spot price at the time of sale to an investor for one troy ounce of gold, plus a deposit fee of 2% paid by the investor to Bank of Montreal, as Initial Depositor (the “Deposit Fee”), plus: (1) in the case of a Class A Gold Deposit Receipt, a sales fee of 2.00% paid to any participating broker-dealer that sells Receipts to an investor; (2) in the case of a Class F Gold Deposit Receipt, which are sold only through fee-based programs, a sales fee of 0.25%; and (3) in the case of Class F-1 Gold Deposit Receipts, which are sold to trust or fiduciary accounts, no additional fees. The Trust uses the proceeds of the issuance of Receipts, net of these fees, to purchase gold from Bank of Montreal in an amount that corresponds to the amount of Receipts.

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). None of the Deposit Fee, Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

VAULTED GOLD BULLION TRUST
For the period from August 5, 2016 (commencement of operations) through October 31, 2016

3.	Concentration of Risk

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the value of an investment in the Receipts will decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

4.	Indemnification

Under the Trust’s organizational documents, the Trustee (and its directors, employees and agents) and the Initial Depositor (and its members, managers, directors, officers, employees and affiliates) are indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

5.	Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the period from August 5, 2016 through October 31, 2016.

Net Asset Value
Net asset value per Receipt, beginning of period	$0
Change in unrealized investment in gold	$(0.28)
Issuance of Receipts*	$1,272.28
Net Asset Value per Receipt, end of period	$1,272.00
Total Return**	(0.02)%
Portfolio Turnover	0

* - Calculated using the average of the issuance and issuable receipt during the period
** - Not annualized

6.	Subsequent Events

The Trust evaluated subsequent events from October 31, 2016 through January 27, 2017, the date the consolidated financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. The Trust commenced operations during the period covered by this annual report, and as of October 31, 2016, there were 22 Gold Deposit Receipts outstanding.

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

Banking Sector. Bullion banks provide a variety of services to the gold industry and its participants, thereby facilitating interactions between other parties. Services provided by the bullion banking community include traditional banking products as well as mine financing, physical gold purchases and sales, hedging and risk management, inventory management for industrial users and consumers, and gold deposit and loan instruments.

The Official Sector. The official sector encompasses the activities of the various central banking operations of gold-holding countries. In September 1999, a group of 15 central banks acting to clarify their intentions with respect to their gold holdings signed the Central Bank Gold Agreement commonly called the “Washington Agreement on Gold.” The signatories included the European Central Bank (the “ECB”) and the central banks of Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden, Switzerland, and England. The original agreement limited incremental sales by the 15 signatories to 400 tonnes per annum over the ensuing five-year period. The original Washington Agreement on Gold expired in September 2004, and was renewed by almost all of the original signatories for a second five-year period (England did not renew in 2004). The second Washington Accord Agreement expired in September 2009 and was renewed again by all signatories of the second agreement for a third agreement to last another five-year period. In addition, the central banks of Cyprus, Greece, Malta, Slovakia and Slovenia signed in 2009. The annum limit on gold sales under the third agreement was 400 tonnes, with total sales not to exceed 2,000 tonnes in the five-year period. In May 2014, before the third agreement was set to expire in September 2014, a fourth agreement was reached between the ECB and the central banks of Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Luxembourg, Malta, the Netherlands, Portugal, Slovakia, Slovenia, Spain, Sweden and Switzerland, which will expire after a five-year period. The signatories have agreed to, among other things, continue to coordinate their gold transactions to avoid disturbances to the gold market and have acknowledged that they each do not have plans to sell significant amounts of gold.

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

World Gold Supply and Demand (2006-2016)

The following table sets forth a summary of the world gold supply and demand from 2006-2016:

WORLD GOLD SUPPLY AND DEMAND (tonnes)	2006†	2007†	2008†	2009†	2010†	2011†	2012†	2013†	2014†	2015†	Q1 2016*	Q2 2016*	Q3 2016*
Supply
Mine Production	2,497	2,498	2,427	2,608	2,734	2,829	2,850	3,042	3,131	3,158	743	775	822
Scrap	1,189	1,029	1,387	1,764	1,744	1,705	1,701	1,303	1,158	1,173	340	304	336
Net Hedging Supply	-434	-432	-357	-234	-106	18	-40	-39	104	-24	55	21	-5
Total Supply	3,252	3,095	3,457	4,138	4,372	4,552	4,511	4,306	4,394	4,306	1,138	1,099	1,153
Demand
Jewelry	2,334	2,458	2,338	1,849	2,064	2,064	2,036	2,470	2,242	2,166	383	343	375
Industrial Fabrication	482	489	475	423	476	468	425	418	399	361	83	83	84
…of which Electronics	334	341	331	291	342	339	303	296	285	253	58	59	58
…of which Dental & Medical	61	58	56	53	48	43	39	36	34	32	7	7	9
…of which Other Industrial	87	89	89	79	86	86	84	85	79	76	17	17	18
Net Official Sector	-365	-484	-235	-34	77	457	544	409	466	483	49	35	63
Retail Investment	429	437	924	844	1,231	1,572	1,356	1,790	1,101	1,115	230	234	211
…of which Bars	237	237	667	561	944	1,245	1,050	1,408	851	851	179	171	158
…of which Coins	192	200	257	283	287	326	305	382	251	263	51	64	53
Physical Demand	2,880	2,899	3,501	3,082	3,848	4,560	4,361	5,087	4,207	4,124	763	708	767
Physical Surplus/Deficit	372	195	-44	1,056	523	-9	150	-780	187	182	375	391	386
ETF Inventory Build	260	253	321	623	382	185	279	-880	-157	-124	336	233	124
Exchange Inventory Build	32	-10	34	39	54	-6	-10	-98	1	-48	15	76	5
Net Balance	79	-48	-399	394	88	-187	-120	198	344	354	24	82	258
Gold Price (London PM, US$/oz)	603.56	695.39	871.96	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,183.00	1,260.00	1,335.00

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

(1)	“Tonne” refers to one metric ton. This is equal to 1,000 kilograms or 32,150.7465 troy ounces.
† Source: Gold Survey 2016, Thomson Reuters GFMS
* Source: Gold Survey 2016: Q3 Update & Outlook, Thomson Reuters GFMS

Historic Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Gold Deposit Receipts, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 2006 to October 2016, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: The London Bullion Market Association (accessed Oct. 2016)

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

The price of gold continued its upward trend in 2009. After rallying to $1,212.50 per ounce in early December 2009, it fell back down to $1,087.50 per ounce to close the year following the collapse of Lehman Brothers. This still resulted in a gain of over 25 percent for 2009. Upward price movement for gold price continued in 2010, reaching a new pre-inflation adjusted record high of $1,421.00 per ounce on November 9, 2010 and closing at $1,405.50 per ounce on December 30, 2010. In August 2011, the price of gold experienced a notable increase partially due to the first U.S. downgrade by Standard & Poor’s, reaching a high of $1895.00 per ounce on September 5, 2011. By December 29, 2011, the price of gold had fallen to $1,531.00 per ounce. The annual average price of gold in 2012 was 6.2 percent higher than 2011, reaching a high of $1,791.75 on October 4, 2012. In particular, uncertainty over U.S. monetary policy became an increasingly significant driver of market appetite towards the end of 2012, and on December 28, 2012, the price of gold had fallen slightly to $1,657.50 per ounce.

In 2013, the twelve-year bull run of gold ended. 2013 opened near the annual high, and the price declined approximately 29 percent over the year to $1,204.50 per ounce on December 30, 2013. For 2013, the price of gold was impacted, in part, by improving sentiment towards the U.S. economy, which contributed to a strengthening of the U.S. dollar and equities, luring investors away from gold in the process. During 2014, the underlying driver behind investor sentiment of gold was global monetary policy. On one end, the improving economic conditions in the United States (along with the announcement of the Federal Reserve Board’s tapering measures at the end of 2013) diminished demand for gold for U.S. investors, while loosening of monetary policy in other advanced and emerging markets enhanced demand for gold globally, causing gold prices to fluctuate between a low of $1,132.00 and a high of $1,392.00 per ounce. Gold prices deteriorated throughout 2015, in part as a result of the Federal Reserve Board’s announcement that it would raise interest rates as well as a significant rally of the U.S. dollar index, falling to $1,060.00 per ounce on December 30, 2015. However, the price of gold rebounded during the first half of 2016. In July 2016, gold prices experienced a rapid increase following the United Kingdom’s referendum held on June 23, 2016 to leave the European Union (i.e., “Brexit”), reaching a 28-month high of $1,366.25 per ounce on July 6, 2016. The initial market volatility and negative sentiment in connection with Brexit has somewhat subsided and gold prices have receded from the high prices displayed during July 2016, leveling off at prices similarly exhibited during the beginning of 2016.

As of January 27, 2017, the price of gold was $1,184.85 per ounce.

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

Critical Accounting Policies

The Trust prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

The Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. As a result of the adoption of this provision, the Trust records its investment in gold at fair value and expects that there will be fluctuations in the value of investments based on changes in the price of gold.

Item 4.  Quantitative and Qualitative Disclosures About Market Risk

The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Gold Deposit Receipts to any foreign currency related market risk. The Trust does not invest in any derivative financial instruments or long-term debt instruments.

Item 5.  Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to an executive or senior officer of the Initial Depositor familiar with and responsible for supervising the Trust and its operations, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of October 31, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s fiscal year ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

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

Throughout 2015, market participants reported a significant decrease in global demand for gold. In 2016, gold prices experienced notable volatility. If gold markets continue to be subject to sharp fluctuations, the price of the Gold Deposit Receipts may experience significant price fluctuation and this may result in losses if you need to sell your Gold Deposit Receipts at a time when the price of gold is lower than it was when you made your investment. Even if you are able to hold Gold Deposit Receipts for the long term, you may never experience a profit, since gold markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations.

In addition, investors should be aware that there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Initial Depositor expects the value of an investment in the Gold Deposit Receipts to decline proportionately.

The value of Gold Bullion is not guaranteed, which may cause your investment in the Gold Deposit Receipts to be volatile.

An investment in Gold Bullion is speculative and may be subject to greater price volatility than other investments. Appreciation in the market price of gold is the sole manner in which you can realize gains. Past performance of the price of gold is not indicative of future performance. Bank of Montreal does not provide any guarantee as to the value of Gold Bullion, which may be affected by many international, economic, monetary and political factors, many of which are unpredictable.

Future governmental decisions may have significant impact on the price of Gold Bullion, which will impact the price of the Gold Deposit Receipts.

Generally, gold prices reflect the supply and demand of available Gold Bullion. Governmental decisions, such as the executive order issued by the President of the United States in 1933 requiring all persons in the United States to deliver Gold Bullion to the Federal Reserve or the abandonment of the gold standard by the United States in 1971, have been viewed as having a significant impact on the supply and demand of Gold Bullion and the price of Gold Bullion. Other more recent governmental actions have indirectly impacted the price of Gold Bullion, such as the United Kingdom’s referendum held on June 23, 2016 to leave the European Union (i.e., Brexit). Future governmental decisions, whether in the United States, Canada or other relevant jurisdictions, may, either directly or indirectly, have an impact on the price of physical Gold Bullion, and may result in a significant decrease or increase in the value of the Gold Bullion and the Gold Deposit Receipts.

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

The possibility of large-scale distressed sales of gold in times of crisis may have a short-term negative impact on the price of gold and adversely affect an investment in the Gold Deposit Receipts. For example, the 1998 Asian financial crisis resulted in significant sales of gold by individuals, which depressed the price of gold. Crises in the future may impair gold’s price performance which would, in turn, adversely affect an investment in the Gold Deposit Receipts.

Purchasing activity in the gold market associated with the delivery of Gold Bullion to the Trust in exchange for Gold Deposit Receipts may cause a temporary increase in the price of gold. This increase may adversely affect an investment in the Gold Deposit Receipts.

Purchasing activity associated with acquiring the Gold Bullion that is transferred into the Trust in connection with the issuance of additional Gold Deposit Receipts may temporarily increase the market price of gold, which will result in higher prices for the Gold Deposit Receipts. Temporary increases in the market price of gold may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of gold that may result from increased purchasing activity of gold connected with the issuance of Gold Deposit Receipts. Consequently, the market price of gold may decline immediately after Gold Deposit Receipts are purchased. If the price of gold declines, the trading price of the Gold Deposit Receipts will also decline.

Holders of Gold Deposit Receipts do not have the protections associated with ownership of interests in an investment company registered under the 1940 Act or the protections afforded by the CEA.

The Trust is not registered as an investment company under the 1940 Act and is not required to register under such act. Consequently, holders of Gold Deposit Receipts do not have the regulatory protections provided to investors in investment companies. The Trust will not hold or trade commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and none of the Initial Depositor, the Trustee or the Authorized Participants is subject to regulation by the CFTC in any capacity, including as a commodity pool operator or a commodity trading advisor in connection with the Gold Deposit Receipts. Consequently, holders of Gold Deposit Receipts do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The Trust may be required to terminate and liquidate at a time that is disadvantageous to holders.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time which is disadvantageous to holders, such as when gold prices are lower than the gold prices at the time when holders purchased their Gold Deposit Receipts. In such a case, when the Trust’s Gold Bullion is sold as part of the Trust’s liquidation, the resulting proceeds distributed to holders will be less than if gold prices were higher at the time of sale.

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

The Trust competes with other financial vehicles, including traditional debt and equity securities issued by gold industry participants and direct investments in gold. Market and financial conditions, and other conditions beyond Bank of Montreal’s control, may make it more attractive to invest in other financial vehicles or to invest in gold directly, which could limit the market for the Gold Deposit Receipts and reduce the liquidity of the Gold Deposit Receipts.

The Trust may postpone, suspend or reject redemption requests in certain circumstances, which may limit the ability of a holder of Gold Deposit Receipts to obtain liquidity.

If notified by Bank of Montreal or BMO Capital Markets Corp. of any postponement, suspension or rejection of settlement, the trustee shall suspend the redemption right or postpone the settlement date for any redemption to have physical gold delivery for you. Any such postponement, suspension or rejection may affect a holder’s ability to obtain liquidity. Under the Depositary Trust Agreement, the Initial Depositor, the Trustee and the Underwriter have no liability for any loss or damage that may result from any such suspension or postponement. Physical delivery may be suspended generally, or refused with respect to particular requested deliveries only in the case of a force majeure event or market disruption event where the Initial Depositor is prevented for reasons outside of its control from delivering the Gold Bullion, and such suspension or refusal shall only last so long as the Initial Depositor continues to be so prevented from delivering the Gold Bullion.

Redemptions or repurchases of Gold Deposit Receipts by the Initial Depositor for Cash Delivery may be suspended at any time as a result of suspensions in the purchase of Gold Bullion by Bank of Montreal.

As a holder of Gold Deposit Receipts, you will only have the option to elect that Bank of Montreal repurchase the withdrawn Gold Bullion represented by your Gold Deposit Receipts for cash if Bank of Montreal is then effecting such purchases, but Bank of Montreal is under no obligation to do so. Accordingly, you should only purchase the Gold Deposit Receipts if you are prepared to maintain an ownership interest in the Gold Deposit Receipts for an indefinite period. Bank of Montreal does not have any obligation to the Trust or to any holder of Gold Deposit Receipts to repurchase Gold Bullion at any time.

In the event that a holder redeems Gold Deposit Receipts for cash or physical gold, an Authorized Participant or other approved broker-dealer that processes that transaction may charge additional fees.

Holders who redeem their Gold Deposit Receipts for cash or physical gold using the services of an Authorized Participant or other approved broker-dealer (for example, the holder’s broker) may be charged additional fees or commissions by that Authorized Participant or other approved broker-dealer. No additional fees (other than any applicable withdrawal and delivery fee in connection with the delivery of physical gold) will be charged by Bank of Montreal, the Trust or BMO Capital Markets Corp.

Physical delivery of Gold Bullion is not available in every state, and the states approved for delivery may change at any time.

Gold Bullion will be delivered only to addresses within the United States that are within a state specifically approved by the Underwriter for delivery. The Initial Depositor will maintain a list of states approved for delivery and provide the same to the Authorized Participants from time to time. The Initial Depositor has no obligation to deliver Gold Bullion to a state that is not approved for delivery, and there is no guarantee that delivery will remain available in any particular state. If an investor changes its address to a state that is not approved for delivery, delivery will no longer be available to that investor.

A request for sale or redemption is irrevocable.

In order to sell or redeem Gold Deposit Receipts for cash or physical gold, a holder must provide a notice to the Trust through an Authorized Participant or other approved broker-dealer. Except when sales or redemptions have been suspended, once a notice has been received, it can no longer be revoked by the holder under any circumstances, though it may be rejected by the Trust if it does not comply with the requirements for such notice.

The fees charged to holders for redemption of their Gold Deposit Receipts may change.

If you choose to redeem your Gold Deposit Receipts for physical gold, you will be responsible for payment of certain fees and expenses. The fees and expenses may be increased or decreased by Bank of Montreal in its sole and absolute discretion.

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

Each of the parties to the offering of Gold Deposit Receipts maintains several roles, which may present certain conflicts of interest.

Bank of Montreal is the Initial Depositor of the Trust and holds Gold Bullion that it will transfer to the Trust from time to time in connection with the sale by the Trust of the Gold Deposit Receipts. The price at which Gold Deposit Receipts will be sold to the public will equal the price at which Gold Bullion is transferred to the Trust by Bank of Montreal. Transactions in the Gold Deposit Receipts will be executed promptly by BMO Capital Markets Corp. and Bank of Montreal. Bank of Montreal may earn revenues (or suffer losses) from the sale of Gold Bullion to the Trust. As discussed above, under “Purchasing activity in the gold market associated with the delivery of Gold Bullion to the Trust in exchange for Gold Deposit Receipts may cause a temporary increase in the price of gold. This increase may adversely affect an investment in the Gold Deposit Receipts,” activity in the gold market may affect the price of Gold Deposit Receipts. In addition to acting as the Initial Depositor, Bank of Montreal also will redeem the Gold Deposit Receipts for Gold Bullion and purchase the Gold Deposit Receipts for cash. Furthermore, BMO Capital Markets Corp. functions as the Underwriter of the continuous offerings of Gold Deposit Receipts and as the calculation agent responsible for calculating the spot price of gold, using the spot price of gold reflected on EBS as the source for the spot price of gold, without adjustment or modification. Each party will play various roles, which may give rise to certain conflicts of interest of which you should be aware.

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

The Trust does not insure its assets and there may not be adequate sources of recovery if its Gold Bullion is lost, damaged, stolen or destroyed.

The Trust does not insure its assets, including the Gold Bullion stored at the Mint. Consequently, if there is a loss of assets of the Trust through theft, destruction, fraud or otherwise, the Trust and holders will need to rely on insurance carried by applicable third parties, if any, or on such third party's ability to satisfy any claims against it. The amount of insurance available or the financial resources of a responsible third party may not be sufficient to satisfy the Trust's claim against such party. Also, holders of Gold Deposit Receipts are unlikely to have any right to assert a claim directly against such third party; such claims may only be asserted by the Trustee on behalf of the Trust. In addition, if a loss is covered by insurance carried by a third party, the Trust, which is not a beneficiary on such insurance, may have to rely on the efforts of the third party to recover its loss. This may delay or hinder the Trust's ability to recover its loss in a timely manner or otherwise.

A loss with respect to the Trust's Gold Bullion that is not covered by insurance and for which compensatory damages cannot be recovered would have a negative impact on the Gold Deposit Receipts and would adversely affect an investment in the Gold Deposit Receipts. In addition, any event of loss may adversely affect the operations of the Trust and, consequently, an investment in the Gold Deposit Receipts.

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

Holders cannot be assured that Bank of Montreal, the Mint or service providers engaged by the Trust will maintain insurance with respect to the Trust's assets or the services that such parties provide to the Trust and, if they maintain insurance, that such insurance is sufficient to satisfy any losses incurred by them in respect of their relationship with the Trust. The Mint, to the extent it incurs any liability, will be liable only to Bank of Montreal directly in the event of loss, damage or destruction of the Trust’s Gold Bullion. In addition, none of the Trust's service providers are required to include the Trust as a named beneficiary of any such insurance policies that are purchased. Accordingly, the Trust will have to rely on the efforts of the service provider to recover from their insurer compensation for any losses incurred by the Trust in connection with such arrangements.

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

The Mint is a Canadian Crown corporation. A Canadian Crown corporation may be sued for breach of contract or for wrongdoing in tort where it has acted on its own behalf or on behalf of the Crown. However, a Canadian Crown corporation may be entitled to immunity if it acts as agent of the Crown rather than in its own right and on its own behalf. The Mint has entered into the Gold Storage Agreement between Bank of Montreal and the Mint relating to the custody of the Gold Bullion in Bank of Montreal’s account for the Trust. The Mint has entered into this agreement on its own behalf and not on behalf of the Crown; nevertheless, a court may determine that, when acting as custodian of the Trust's Gold Bullion, the Mint acted as agent of the Crown and, accordingly, that the Mint may be entitled to immunity of the Crown.

Consequently, the Trust or a holder of Gold Deposit Receipts may not be able to recover for any losses incurred as a result of the Mint's acting as custodian of the Gold Bullion.

The Mint may become a private enterprise, in which case its obligations will not constitute the unconditional obligations of the Government of Canada.

In the past, there has been speculation regarding whether the Government of Canada might privatize the Mint. The Mint will not remain a Canadian Crown corporation if the Government of Canada privatizes the Mint. If the Mint were to become a private entity, its obligations would no longer generally constitute unconditional obligations of the Government of Canada and, although it would continue to be responsible for and bear the risk of loss of, and damage to, the Trust's Gold Bullion that is in its custody, there would be no assurance that the Mint would have the resources to satisfy claims of the Trust against the Mint based on a loss of, or damage to, the Trust's Gold Bullion in the custody of the Mint.

An investment in Gold Bullion may not be appropriate for all investors.

You should decide to buy the Gold Deposit Receipts, which constitute an investment in Gold Bullion, only after carefully considering with your investment or financial advisor whether Gold Bullion is a suitable investment in light of the information contained in this annual report having regard to your financial or investment objectives and expectations.

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

The Gold Deposit Receipts represent interests in Gold Bullion held by the Trust. The Gold Bullion is held by the Trust on behalf of purchasers and held at an account of Bank of Montreal with the Mint. The Gold Bullion is not, and will not, be owned by Bank of Montreal. Consequently, under Canadian federal law, the Gold Bullion would not be available to meet the claims of creditors of Bank of Montreal in the event of any bankruptcy, insolvency or similar event involving Bank of Montreal. However, any such event could lead to delays in restoring the ability of holders of Gold Deposit Receipts to transact in such Gold Bullion, depending upon the outcome of any relevant bankruptcy or related proceedings.

Transactions through an Authorized Participant or other approved broker-dealer are subject to risks related to that Authorized Participant or broker-dealer.

All transactions in the Gold Deposit Receipts will take place through an Authorized Participant or other approved broker-dealer, and you assume the risks of the Authorized Participant’s or broker-dealer’s failure to fulfill its obligations to you.

The Gold Deposit Receipts are not subject to deposit insurance.

The Gold Deposit Receipts are not securities of The Bank of New York Mellon, BNY Mellon Trust of Delaware, Bank of Montreal or any other bank, and do not constitute deposits that are insured under the U.S. Federal Deposit Insurance Act, the Canada Deposit Insurance Corporation Act or any other deposit insurance regime.

There is no assurance that your investment in the Gold Deposit Receipts will be subject to protection by the Securities Investor Protection Corporation.

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

The Trust could be an emerging growth company until October 31, 2021, the last day of the Trust’s fiscal year following the fifth anniversary after its initial public offering, or until the earliest of: (i) the last day of the fiscal year in which it has annual gross revenue of $1 billion or more; (ii) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt; or (iii) the date on which it is deemed to be a large accelerated filer under the federal securities laws.

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

Item 5.  Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in auditors and no disagreements with auditors during the Trust’s year ended October 31, 2016.

Item 6.  Directors, Executive Officers and Corporate Governance

Not applicable.

Item 7.  Executive Compensation

Not applicable.

Item 8.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 9.  Certain Relationships and Related Transactions, and Director Independence

On June 29, 2016, the Trust entered into: (1) the Depositary Trust Agreement with The Bank of New York Mellon, BNY Trust of Delaware, Bank of Montreal and BMO Capital Markets Corp.; and (2) the Distribution Agreement with Bank of Montreal and BMO Capital Markets Corp.

Item 10.  Principal Accounting Fees and Services

Audit Fees. For the year ended October 31, 2016, Bank of Montreal, as Initial Depositor, was billed $45,000 for professional services rendered for the audit and review of the Trust’s financial statements by KPMG LLP.

All Other Fees. There were no other fees billed for products or services provided by KPMG LLP, other than those reported in this Item 10.

Item 11.  Other Information

None.

Item 12.  Exhibits

Exhibit No.	Description

1.1
Distribution Agreement by and among the Vaulted Gold Bullion Trust, Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed June 30, 2016).*

1.2
Depositary Trust Agreement by and among Bank of Montreal, BMO Capital Markets Corp., The Bank of New York Mellon, as Trustee and BNY Mellon Trust of Delaware, as Delaware Trustee, and included as an exhibit thereto, form of Gold Deposit Receipt (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed June 30, 2016).*

10.1
Form of Gold Carrier Agreement by and among Bank of Montreal and [    ] (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-211858) filed June 6, 2016).*

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

BANK OF MONTREAL Initial Depositor of the Vaulted Gold Bullion Trust (Registrant)

Date: January 27, 2017	/s/ Abid Chaudry
*Head, Global Structured Products BMO Capital Markets

Date: January 27, 2017	/s/ Vandra Goedvolk
*Assistant Corporate Secretary

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.