Form 10-Q
period 2017-01-31
Vaulted Gold Bullion Trust
filed 2017-03-17
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2017

Or

For the Transition Period from ___________ to _____________
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-_________

____________________
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

As of January 31, 2017, there were 166 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2017

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

The forward-looking statements contained in this report are based on the Trust's current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust's control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in the Trust’s Form 10-K filed with the Securities and Exchange Commission on January 27, 2017. Should one or more of these risks or uncertainties materialize, or should any of the Trust's assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Financial Statements (Unaudited)

Statement of Assets and Liabilities (Unaudited)
 As of January 31, 2017

(Amounts in US$, except for Receipt data)
ASSETS
Investment in gold (Cost: $201,056) (see Notes 2.2, 2.5)	$201,325
Total assets	201,325

Paid In Capital	$201,056
Unrealized gain (loss) on investment in gold	269
NET ASSETS	201,325

Receipts issued, issuable and outstanding	166
Net Asset per Receipt	$1,212.80

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Schedule of Investments (Unaudited)
 As of January 31, 2017

	January 31, 2017
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold (Amounts in US$, except for Troy oz data)
Gold	166	$201,056	$201,325	100%
Total investment in gold	166	$201,056	$201,325	100%

(1)	Calculated as investment in gold at fair value divided by net assets, at January 31, 2017

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statement of Operations (Unaudited)
 For the three months ended January 31, 2017

(Amounts in US$)	Period from November 1, 2016 through January 31, 2017

REALIZED AND UNREALIZED GAINS / (LOSSES)

Net change in unrealized gain on investment in gold	$280
Total gain on gold	280

Change in net assets from operations	$280

Change in net assets from operations per Receipt	$1.68

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statement of Changes in Net Assets (Unaudited)
 For the three months ended January 31, 2017

	Period from November 1, 2016 through January 31, 2017

(Amounts in US$, except for Receipt data)	Receipts	Amount
Opening balance at November 1, 2016	38	$48,336

From Operations:
Change in unrealized gain on investment in gold		280

From Trust Receipt activity:
Issuances	128	152,709
Receipts issuable
Closing balance at January 31, 2017	166	$201,325

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST
Three month period ending January 31, 2017

Notes to the Financial Statements

1.	Organization

The Vaulted Gold Bullion Trust (the “Trust”) was initially formed on December 10, 2013. The Trust is governed by the amended and restated Depositary Trust Agreement, dated June 29, 2016 (the “Depositary Trust Agreement”).  Commencement of operations occurred on August 5, 2016, as such no comparative year information is included in these financial statements. The Bank of New York Mellon is the trustee (the “Trustee”) and BNY Mellon Trust of Delaware is the Delaware trustee (the “Delaware Trustee”).  The Bank of Montreal (the “Initial Depositor”) sells gold to the Trust, arranges custodial services through its storage account and provides administrative services from time to time.  The Trust is not a registered investment company under the Investment Company Act of 1940, as amended.

The Trust is intended to hold gold for the benefit of owners of Gold Deposit Receipts (“Receipts”).  One Receipt represents the undivided beneficial ownership of one troy ounce of gold.  Investors (through registered broker-dealers, or banks or trust companies that become party to the distribution agreement (“Authorized Participants”)) will be able to acquire, hold, transfer and surrender only whole Receipts (i.e., no fractional interests), with a minimum of one Receipt per transaction. The Trustee will perform only administrative and ministerial acts.  The property of the Trust will consist of the gold and all monies or other property, if any, received by the Trustee.  The fiscal year end for the Trust is October 31.

VAULTED GOLD BULLION TRUST
Three month period ending January 31, 2017

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

The Trust is an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, ASC 946, Financial Services—Investment Companies (“Topic 946”).    As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the period ended January 31, 2017.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

VAULTED GOLD BULLION TRUST
Three month period ending January 31, 2017

2.2.	Valuation of Gold

The Gold is held for the benefit of holders of the Receipts in a custodial account operated by Bank of Montreal at the Royal Canadian Mint (the “Mint”) and is valued, for financial statement purposes, at fair value. Fair value is determined by the LBMA (PM) Gold Price, which is set using the afternoon session of the ICE Benchmark Association (“IBA”) equilibrium auction.

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

The Trust records its investment in gold at fair value and recognizes changes in fair value of the investment in gold as changes in unrealized gains or losses on investment in gold through the Statement of Operations. Realized gains and losses on the redemption of Receipts, are calculated as the difference between the fair value and cost of gold redeemed.

VAULTED GOLD BULLION TRUST
Three month period ending January 31, 2017

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
Three month period ending January 31, 2017

2.3.	Issuance of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement.  Authorized capital is unlimited.  There are 166 Receipts issued and outstanding on January 31, 2017.

Holders of Receipts will receive no cash distributions whatsoever.

Subject to certain exceptions, holders of Receipts will have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee, or exchange their Receipts for cash as described below.  Changes in the Receipts for the period ended January 31, 2017 is set out below:

Three month period ending January 31, 2017
(Amounts in 000’s of US$ except for Receipt and per Receipt data)
Number of Receipts
Opening balance	38
Receipts issuable	128
Closing balance	166

Amount of Receipts
Opening balance	$48,347
Issuance	152,709
Closing balance	$201,056

Net Asset Value per Receipt as of January 31, 2017	$1,212.80

VAULTED GOLD BULLION TRUST
Three month period ending January 31, 2017

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2017

2.5	Investment in Gold

Changes in ounces of gold and the respective values for the three month period ended January 31, 2017 are set out below:

(Amounts in 000’s of US$ except for ounces data)	Three month period ending January 31, 2017
Ounces of gold
Opening balance	38
Purchases	128
Closing balance	166

Investment in gold
Opening balance	$48,336
Change in unrealized gain on investment in gold	280
Purchases	152,709
Closing balance	$201,325

VAULTED GOLD BULLION TRUST
Three month period ending January 31, 2017

2.6.	Fees and Expenses

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

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

VAULTED GOLD BULLION TRUST
Three month period ending January 31, 2017

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the entire three-month period ending January 31, 2017.

Net Asset Value
Net asset value per Receipt, beginning of period	$1272.00
Change in unrealized investment in gold	$(59.20)
Net Asset Value per Receipt, end of period	$1,212.80
Total Return*	(4.65)%
Portfolio Turnover	0

* - Not annualized

6.	Subsequent Events

The Trust evaluated subsequent events from January 31, 2017 through March 17, 2017, the date the consolidated financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Vaulted Gold Bullion Trust (the “Trust”) issues Depositary Receipts (“Gold Deposit Receipts”) representing an undivided beneficial ownership in a fixed quantity of unencumbered, allocated, physical gold bullion (“Gold Bullion”). The Trust was initially formed on December 10, 2013. The Trust is governed by the Amended and Restated Depositary Trust Agreement, dated June 29, 2016 (the “Depositary Trust Agreement”), by and among The Bank of New York Mellon, as “Trustee,” BNY Trust of Delaware, as “Delaware Trustee,” Bank of Montreal, as “Initial Depositor,” and BMO Capital Markets Corp., as “Underwriter.” The Trust is not a registered investment company under the Investment Company Act of 1940, as amended. The Trust is not a commodity pool for purposes of the Commodity Exchange Act, and the Initial Depositor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator, or a commodity trading advisor.

 One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust. The Gold Bullion is held for the benefit of holders of Gold Deposit Receipts in an account operated by the Initial Depositor at the Royal Canadian Mint.

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Depositary Trust Agreement. The expenses of the Trust are borne by the Initial Depositor. There were 166 Gold Deposit Receipts outstanding as of January 31, 2017.

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

World Gold Supply and Demand (2006-2016)

The following table sets forth a summary of the world gold supply and demand from 2006-2016:

WORLD GOLD SUPPLY AND DEMAND (tonnes)	2006†	2007†	2008†	2009†	2010†	2011†	2012†	2013†	2014†	2015†	Q1 2016*	Q2 2016*	Q3 2016*	Q4 2016*
Supply
Mine Production	2,497	2,498	2,427	2,608	2,734	2,829	2,850	3,042	3,131	3,158	755	785	827	801
Scrap	1,189	1,029	1,387	1,764	1,744	1,705	1,701	1,303	1,158	1,173	341	313	340	286
Net Hedging Supply	-434	-432	-357	-234	-106	18	-40	-39	104	-24	55	21	-13	15
Total Supply	3,252	3,095	3,457	4,138	4,372	4,552	4,511	4,306	4,394	4,306	1,150	1,199	1,154	1,102
Demand
Jewelry	2,334	2,458	2,338	1,849	2,064	2,064	2,036	2,470	2,242	2,166	406	386	405	551
Industrial Fabrication	482	489	475	423	476	468	425	418	399	361	84	84	84	84
…of which Electronics	334	341	331	291	342	339	303	296	285	253	59	59	58	58
…of which Dental & Medical	61	58	56	53	48	43	39	36	34	32	7	7	8	7
…of which Other Industrial	87	89	89	79	86	86	84	85	79	76	17	17	18	18
Net Official Sector	-365	-484	-235	-34	77	457	544	409	466	483	49	35	63	105
Retail Investment	429	437	924	844	1,231	1,572	1,356	1,790	1,101	1,115	235	226	199	326
…of which Bars	237	237	667	561	944	1,245	1,050	1,408	851	851	184	167	151	235
…of which Coins	192	200	257	283	287	326	305	382	251	263	51	59	48	91
Physical Demand	2,880	2,899	3,501	3,082	3,848	4,560	4,361	5,087	4,207	4,124	798	755	785	1,011
Physical Surplus/Deficit	372	195	-44	1,056	523	-9	150	-780	187	182	353	363	369	91
ETF Inventory Build	260	253	321	623	382	185	279	-880	-157	-124	336	233	114	-160
Exchange Inventory Build	32	-10	34	39	54	-6	-10	-98	1	-48	15	76	40	-45
Net Balance	79	-48	-399	394	88	-187	-120	198	344	354	2	55	215	297
Gold Price (London PM, US$/oz)	603.56	695.39	871.96	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,183.00	1,260.00	1,335.00	1,219.00

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 2006 to January 2017, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: The London Bullion Market Association (accessed January 2017)

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

As of March 15, 2017, the price of gold was $1,198.00 per ounce.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of January 31, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Form 10-K filed with the SEC on January 27, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended January 31, 2017.

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

Audit Fees. Bank of Montreal, as Initial Depositor, was billed $45,000 for professional services rendered by KPMG LLP.

All Other Fees. There were no other fees billed for products or services provided by KPMG LLP, other than those reported in this Item 10.

Item 11.	Other Information

Not applicable.

Item 12.	Exhibits

Exhibit No.	Description

1.1
Distribution Agreement by and among the Vaulted Gold Bullion Trust, Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed June 30, 2016).*

1.2
Depositary Trust Agreement by and among Bank of Montreal, BMO Capital Markets Corp., The Bank of New York Mellon, as Trustee and BNY Mellon Trust of Delaware, as Delaware Trustee, and included as an exhibit thereto, form of Gold Deposit Receipt (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed June 30, 2016).*

10.1
Form of Gold Carrier Agreement by and among Bank of Montreal and [___] (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-211858) filed June 6, 2016).*

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

BANK OF MONTREAL Initial Depositor of the Vaulted Gold Bullion Trust (Registrant)

Date: March 17, 2017	/s/ Abid Chaudry
*Head, Global Structured Products BMO Capital Markets

Date: March 17, 2017	/s/ Vandra Goedvolk
*Assistant Corporate Secretary

*  The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.