Form 10-Q
period 2017-04-30
Vaulted Gold Bullion Trust
filed 2017-06-09
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2017

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

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2017, there were 166 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2017

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

The forward-looking statements contained in this report are based on the Trust's current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust's control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 27, 2017. Should one or more of these risks or uncertainties materialize, or should any of the Trust's assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Financial Statements

Statement of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of April 30, 2017 (unaudited)	As of October 31, 2016
ASSETS
Investment in gold (Cost: $200,663, as at October 31, 2016: $48,347) (see Notes 2.2, 2.5)	$210,231	$48,336
Total assets	210,231	48,336

Paid In Capital	$200,663	$27,995
Receipts Issuable		20,352
Unrealized gain (loss) on investment in gold	9,568	(11)
NET ASSETS	210,231	48,336

Receipts issued, issuable and outstanding	166	38
Net Asset per Receipt	$1,266.45	$1,272.00

 See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Schedule of Investments

	As of April 30, 2017 (unaudited)
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold (Amounts in US$, except for Troy oz data)
Gold	166	$200,663	$210,231	100%
Total investment in gold	166	$200,663	$210,231	100%

	As of October 31, 2016
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold (Amounts in US$, except for Troy oz data)
Gold	38	$48,347	$48,336	100%
Total investment in gold	38	$48,347	$48,336	100%

(1)	Calculated as investment in gold at fair value divided by net assets

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statement of Operations (Unaudited)
 For the three and six month periods ended April 30, 2017

(Amounts in US$)

REALIZED AND UNREALIZED GAINS / (LOSSES)	Three month period ended April 30, 2017	Six month period ended April 30, 2017

Net realized loss from gold distributed for the redemption of Receipts	$(350)	(350)
Net change in unrealized gain on investment in gold	9,298	9,578
Total gain on gold	8,948	9,228

Change in net assets from operations	$8,948	9,228

Change in net assets from operations per Receipt	$53.90	55.59

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statement of Changes in Net Assets (Unaudited)
 For the three and six month periods ended April 30, 2017

	For the three months ended April 30, 2017		For the six months ended April 30, 2017

(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount
Opening balance	166	$201,325	38	$48,336

From Operations:
Change in unrealized gain on investment in gold		9,298		9,578
Realized loss from sale of gold for the redemption of Receipts		(350)		(350)

From Trust Receipt activity:
Issuances	8	9,880	136	162,589
Redemptions	(8)	(9,922)	(8)	(9,922)
Receipts issuable
Closing balance at April 30, 2017	166	$210,231	166	$210,231

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST
For the three and six month periods ending April 30, 2017
(unaudited)

Notes to the Financial Statements

1.	Organization

The Vaulted Gold Bullion Trust (the “Trust”) was initially formed on December 10, 2013. The Trust is governed by the Second Amended and Restated Depositary Trust Agreement, dated May 11, 2017 (the “Depositary Trust Agreement”).  Commencement of operations occurred on August 5, 2016, as such no comparative year information for the three month and six month periods ending April 30, 2016 is included in these financial statements.  The Bank of New York Mellon is the trustee (the “Trustee” and BNY Mellon Trust of Delaware is the Delaware trustee (the “Delaware trustee”).  The Bank of Montreal (the “Initial Depositor”) sells Gold Bullion (“Gold”) to the Trust, arranges custodial services through its storage account and provides administrative services from time to time.  The Vaulted Gold Bullion Trust is not a registered investment company under the 1940 Act.

The Trust is intended to hold Gold for the benefit of owners of Gold Deposit Receipts (“Receipts”).  One Receipt represents the undivided beneficial ownership of one troy ounce of Gold.  Investors (through registered broker-dealers, or banks or trust companies that become party to the distribution agreement (“Authorized Participants”) will be able to acquire, hold, transfer and surrender only whole Receipts (i.e., no fractional interests), with a minimum of one Receipt per transaction. The trustee will perform only administrative and ministerial acts.  The property of the Trust will consist of the Gold and all monies or other property, if any, received by the trustee.  The fiscal year end for the Trust is October 31.

VAULTED GOLD BULLION TRUST
For the three and six month periods ending April 30, 2017
(unaudited)

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

The Trust is an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, ASC 946, Financial Services—Investment Companies (“Topic 946”).    As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the period ended April 30, 2017.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

VAULTED GOLD BULLION TRUST
For the three and six month periods ending April 30, 2017
(unaudited)

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

The Trust records its investment in gold at fair value and recognizes changes in fair value of the investment in gold as changes in unrealized gains or losses on investment in gold through the Statement of Operations. Realized gains and losses on the redemption of Receipts, are calculated as the difference between the fair value and cost of gold redeemed. Realized gains and losses are recorded using the specified identification method for cost relief.

VAULTED GOLD BULLION TRUST
For the three and six month periods ending April 30, 2017
(unaudited)

2.2.	Valuation of Gold (continued)

Valuation Techniques and Significant Inputs

A valuation hierarchy exists that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

–	Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access.

–	Level 2.	Observable inputs other than quoted prices in an active market that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

–	Level 3.	Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the company’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Trust holds gold which is classified as Level 1. There were no re-allocations or transfers between levels during the period.

VAULTED GOLD BULLION TRUST
For the three and six month periods ending April 30, 2017
(unaudited)

2.3.	Issuance of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement.  Authorized capital is unlimited.  There are 166 Receipts issued and outstanding on April 30, 2017 (22 Receipts issued and outstanding and 16 Receipts issuable on October 31, 2016).

Holders of Receipts will receive no cash distributions whatsoever.

Subject to certain exceptions, holders of Receipts will have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee, or exchange their Receipts for cash.  Changes in the Receipts for the three and six month periods ended April 30, 2017 are set out below:

	Three month period ending April 30, 2017	Six month period ending April 30, 2017
(Amounts in 000’s of US$ except for Receipt and per Receipt data)
Number of Receipts
Opening balance	166	38
Receipts issued	8	136
Receipts redeemed	(8)	(8)
Closing balance	166	166

Amount of Receipts (cost basis)
Opening balance	$201,056	48,347
Issuances	162,590	162,590
Redemptions	(10,274)	(10,274)
Closing balance	$200,663	200,663

Net Asset Value per Receipt as of April 30, 2017	$1,266.45	1,266.45

VAULTED GOLD BULLION TRUST
For the three and six month periods ending April 30, 2017
(unaudited)

2.4.          Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2017.

2.5          Investment in Gold

Changes in ounces of gold and the respective values for the three and six month periods ended April 30, 2017 are set out below:

(Amounts in 000’s of US$ except for ounces data)	Three month period ending April 30, 2017	Six month period ending April 30, 2017
Ounces of gold
Opening balance	166	38
Purchases	8	136
Redemptions	(8)	(8)
Closing balance	166	166

Investment in gold
Opening balance	$201,325	$48,336
Change in unrealized gain on investment in gold	9,298	9,578
Realized loss from gold distributed for the redemption of Receipts	(350)	(350)
Purchases	9,880	162,589
Redemptions	(9,922)	(9,922)
Closing balance	$210,231	$210,231

VAULTED GOLD BULLION TRUST
For the three and six month periods ending April 30, 2017
(unaudited)

2.6.	Fees and Expenses

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

On May 11, 2017, the Trust entered into: (1) the Depositary Trust Agreement with The Bank of New York Mellon, BNY Trust of Delaware, Bank of Montreal and BMO Capital Markets Corp.; and (2) the Amended and Restated Distribution Agreement with Bank of Montreal and BMO Capital Markets Corp (the “Distribution Agreement”).

Bank of Montreal acts as the Initial Depositor of the Trust and holds gold that it transfers to the Trust from time to time in connection with the sale by the Trust of Receipts. Pursuant to the Depositary Trust Agreement and the Distribution Agreement, the offering price for each Receipt consists of the spot price at the time of sale to an investor for one troy ounce of gold, plus: (1) in the case of a Class A Gold Deposit Receipt, a deposit fee of 2.00%, payable to Bank of Montreal, plus a sales fee of 2.00% to any participating broker-dealer that sells Gold Deposit Receipts to an investor; (2) in the case of a Class F Gold Deposit Receipt, which is sold only through fee-based programs, a deposit fee of 2.00%, payable to Bank of Montreal, plus a sales fee of 0.25%; (3) in the case of a Class F-1 Gold Deposit Receipt, which is sold to trust or fiduciary accounts, a deposit fee of 2.00%, payable to Bank of Montreal, and no sales fee; (4) in the case of a Class F-2 Gold Deposit Receipt, which is sold solely to an Institutional Account, a deposit fee of 1.50%, payable to Bank of Montreal, and no sales fee; (5) in the case of a Class F-3 Gold Deposit Receipt, which is sold solely to an Institutional Account, a deposit fee of 1.00%, payable to Bank of Montreal, and no sales fee; and (6) in the case of a Class S Gold Deposit Receipt, which is sold solely to an Institutional Account, neither a deposit fee nor a sales fee. The Trust uses the proceeds of the issuance of Receipts, net of these fees, to purchase gold from Bank of Montreal in an amount that corresponds to the amount of Receipts.

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
For the three and six month periods ending April 30, 2017
(unaudited)

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three and six month periods ending April 30, 2017.

Net Asset Value	Three month period ending April 30, 2017	Six month period ending April 30, 2017
Net asset value per Receipt, beginning of period	$1,212.80	$1,272.00
Change in net assets from operations, per Receipt	$53.65	$(5.55)
Net Asset Value per Receipt, end of period	$1,266.45	$1,266.45
Total Return*	4.42%	(0.44)%
Portfolio Turnover	4.76%	7.06%

* - Not annualized

6.	Subsequent Events

The Trust evaluated subsequent events from April 30, 2017 through June 9, 2017, the date the consolidated financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Vaulted Gold Bullion Trust (the “Trust”) issues Depositary Receipts (“Gold Deposit Receipts”) representing an undivided beneficial ownership in a fixed quantity of unencumbered, allocated, physical gold bullion (“Gold Bullion”). The Trust was initially formed on December 10, 2013. The Trust is governed by the Second Amended and Restated Depositary Trust Agreement, dated May 11, 2017 (the “Depositary Trust Agreement”), by and among The Bank of New York Mellon, as “Trustee,” BNY Trust of Delaware, as “Delaware Trustee,” Bank of Montreal, as “Initial Depositor,” and BMO Capital Markets Corp., as “Underwriter.” The Trust is not a registered investment company under the Investment Company Act of 1940, as amended. The Trust is not a commodity pool for purposes of the Commodity Exchange Act, and the Initial Depositor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator, or a commodity trading advisor.

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

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Depositary Trust Agreement. The expenses of the Trust are borne by the Initial Depositor. There were 166 Gold Deposit Receipts outstanding as of April 30, 2017 (22 Gold Deposit Receipts outstanding as of October 31, 2016).

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

World Gold Supply and Demand (2007-2016)

The following table sets forth a summary of the world gold supply and demand from 2007-2016:

WORLD GOLD SUPPLY AND DEMAND (tonnes)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Supply
Mine Production	2,538	2,467	2,651	2,775	2,868	2,883	3,077	3,172	3,209	3,222
Scrap	1,029	1,388	1,765	1,743	1,704	1,700	1,303	1,158	1,172	1,268
Net Hedging Supply	-432	-357	-234	-106	18	-40	-39	108	21	21
Total Supply	3,134	3,497	4,182	4,411	4,590	4,544	4,341	4,438	4,401	4,511

Demand
Jewelry	2,474	2,355	1,866	2,083	2,091	2,061	2,610	2,469	2,395	1,891
Industrial Fabrication	492	479	426	480	471	429	421	403	365	354
…of which Electronics	345	334	295	346	343	307	300	290	258	254
…of which Dental & Medical	58	56	53	48	43	39	36	34	32	30
…of which Other Industrial	89	89	79	86	85	83	85	79	76	70
Net Official Sector	-484	-235	-34	77	457	544	409	466	436	257
Retail Investment	448	937	866	1,263	1,616	1,407	1,873	1,163	1,162	1,057
…of which Bars	238	667	562	946	1,247	1,056	1,444	886	876	787
…of which Coins	211	270	304	317	369	351	429	278	286	271
Physical Demand	2,930	3,536	3,125	3,903	4,635	4,441	5,314	4,501	4,357	3,559
Physical Surplus/Deficit	204	-38	1,057	508	-45	102	-973	-62	44	952
ETF Inventory Build	253	321	623	382	185	279	-880	-155	-125	524
Exchange Inventory Build	-10	34	39	54	-6	-10	-98	1	-48	86
Net Balance	-39	-394	394	73	-224	-167	5	92	217	342
Gold Price (London PM, US$/oz)	695.39	871.96	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80

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

† Source: Gold Survey 2017, GFMS, Thomson Reuters

Historic Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Gold Deposit Receipts, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from April 2007 to April 2017, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: The London Bullion Market Association (accessed April 2017)

For 2006, the price of gold peaked in May at $725.00 per ounce. Until about August of 2007, prices were below that high, but since have moved up strongly, reaching a new high of $1,011.25 on March 17, 2008, and ending at $869.75 per ounce on December 30, 2008. Gold prices were quite volatile between the March 2008 high and the end of December 2008 with run-ups and falls of over $150 in each direction. The significant price movements reflect the battles between inflationary and deflationary pressures, U.S. Dollar strengthening against many major currencies and global economic uncertainty going into 2009.

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

As of June 8, 2017, the price of gold was $1,273.10 per ounce.

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

The Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. As a result of the adoption of this provision, the Trust records its investment in gold at fair value and expects that there will be fluctuations in the value of investments based on changes in the price of gold all of which is recorded in the statement of operations.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of April 30, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K filed with the SEC on January 27, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended April 30, 2017.

Item 6.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 7.	Executive Compensation

Not applicable.

Item 8.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 9.	Certain Relationships and Related Transactions, and Director Independence

On May 11, 2017, the Trust entered into: (1) the Depositary Trust Agreement with The Bank of New York Mellon, BNY Trust of Delaware, Bank of Montreal and BMO Capital Markets Corp.; and (2) the Amended and Restated Distribution Agreement with Bank of Montreal and BMO Capital Markets Corp.

Item 10.	Other Information

Not applicable.

Item 11.	Exhibits

Exhibit No.	Description

1.1
Amended and Restated Distribution Agreement by and among the Vaulted Gold Bullion Trust, Bank of Montreal and BMO Capital Markets Corp. dated May 11, 2017 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed May 12, 2017).*

1.2
Second Amended and Restated Depositary Trust Agreement by and among Bank of Montreal, BMO Capital Markets Corp., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust of Delaware, as Delaware Trustee, dated May 11, 2017, and included as an exhibit thereto, form of Gold Deposit Receipt (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed May 12, 2017).*

10.1
Form of Gold Carrier Agreement by and among Bank of Montreal and [          ] (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-211858) filed June 6, 2016).*

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

BANK OF MONTREAL Initial Depositor of the Vaulted Gold Bullion Trust (Registrant)

Date: June 9, 2017	/s/ Abid Chaudry
*Head, Global Structured Products BMO Capital Markets

Date: June 9, 2017	/s/ Vandra Goedvolk
*Assistant Corporate Secretary

*  The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.