Form 10-Q
period 2017-07-31
Vaulted Gold Bullion Trust
filed 2017-09-13
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2017

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
Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of July 31, 2017, there were 29,646 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2017

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. The Vaulted Gold Bullion Trust's forward-looking statements include, but are not limited to, statements regarding its expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Financial Statements

Statement of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of July 31, 2017 (unaudited)	As of October 31, 2016
ASSETS
Investment in gold (Cost: $36,054,510, as at October 31, 2016: $48,347) (see Notes 2.2, 2.5)	$37,577,787	$48,336
Total assets	37,577,787	48,336

Paid In Capital	$36,054,510	$27,995
Receipts Issuable		20,352
Unrealized gain (loss) on investment in gold	1,523,277	(11)
NET ASSETS	37,577,787	48,336

Receipts issued, issuable and outstanding	29,646	38
Net Asset Value per Receipt	$1,267.55	$1,272.00

 See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Schedule of Investments

	As of July 31, 2017 (unaudited)
	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold (Amounts in US$, except for Troy oz data)
Gold	29,646	$36,054,510	$37,577,787	100%
Total investment in gold	29,646	$36,054,510	$37,577,787	100%

	As of October 31, 2016
	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold (Amounts in US$, except for Troy oz data)
Gold	38	$48,347	$48,336	100%
Total investment in gold	38	$48,347	$48,336	100%

(1)	Calculated as investment in gold at fair value divided by net assets

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statement of Operations (Unaudited)

(Amounts in US$)

	For the three month period ended July 31, 2017	For the nine month period ended July 31, 2017

Net realized (loss) from gold distributed for the redemption of Receipts	$(22)	(372)
Net change in unrealized gain on investment in gold	1,513,710	1,523,288
Total gain on investment in gold	1,513,688	1,522,916

Change in net assets from operations	$1,513,688	1,522,916

Change in net assets from operations per Receipt	$236.17	683.08

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statement of Changes in Net Assets (Unaudited)

	For the three month period ended July 31, 2017		For the nine month period ended July 31, 2017

(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount
Opening balance	166	$210,231	38	$48,336

From Operations:
Change in unrealized gain on investment in gold		1,513,710		1,523,288
Realized (loss) from sale of gold for the redemption of Receipts		(22)		(372)

From Trust Receipt activity:
Issuances	29,481	35,855,113	29,617	36,017,702
Redemptions	(1)	(1,245)	(9)	(11,167)
Receipts issuable
Closing balance at July 31, 2017	29,646	$37,577,787	29,646	$37,577,787

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST
For the three and nine month periods ended July 31, 2017
(unaudited)

Notes to the Financial Statements

1.	Organization

The Vaulted Gold Bullion Trust (the “Trust”) was initially formed on December 10, 2013. The Trust is governed by the amended and restated Depositary Trust Agreement, dated June 29, 2016 (the “Depositary Trust Agreement”).  Commencement of operations occurred on August 5, 2016, as such no comparative year information for the period ended July 31, 2016 is included in these financial statements.  The Bank of New York Mellon is the trustee (the “Trustee” and BNY Mellon Trust of Delaware is the Delaware trustee (the “Delaware trustee”).  The Bank of Montreal (the “Initial Depositor”) sells Gold Bullion (“Gold”) to the Trust, arranges custodial services through its storage account and provides administrative services from time to time.  The Vaulted Gold Bullion Trust is not a registered investment company under the 1940 Act.

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
For the three and nine month periods ended July 31, 2017
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

The Trust is an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, ASC 946, Financial Services—Investment Companies (“Topic 946”).    As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the period ended July 31, 2017.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

VAULTED GOLD BULLION TRUST
For the three and nine month periods ended July 31, 2017
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
For the three and nine month periods ended July 31, 2017
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
For the three and nine month periods ended July 31, 2017
(unaudited)

2.3.	Issuance of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement.  Authorized capital is unlimited.  There are 29,646 Receipts issued and outstanding on July 31, 2017 (22 Receipts issued and outstanding and 16 Receipts issuable on October 31, 2016).

Holders of Receipts will receive no cash distributions whatsoever.

Subject to certain exceptions, holders of Receipts will have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee, or exchange their Receipts for cash.  Changes in the Receipts for the three and nine month periods ended July 31, 2017 are set out below:

	For the three month period ended July 31, 2017	For the nine month period ended July 31, 2017
(Amounts in US$ 000’s except for Receipt and per Receipt data)
Number of Receipts
Opening balance	166	38
Receipts issued	29,481	29,617
Receipts redeemed	(1)	(9)
Closing balance	29,646	29,646

Amount of Receipts (cost basis)
Opening balance	$200,663	48,347
Issuances	35,855,112	36,017,702
Redemptions	(1,265)	(11,539)
Closing balance	$36,054,510	36,054,510

Net Asset Value per Receipt as of July 31, 2017	$1,267.55	1,267.55

VAULTED GOLD BULLION TRUST
For the three and nine month periods ended July 31, 2017
(unaudited)

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2017

2.5	Investment in Gold

Changes in ounces of gold and the respective values for the three and nine month periods ended July 31, 2017 are set out below:

(Amounts in US$ 000’s except for ounces data)	For the three month period ended July 31, 2017	For the nine month period ended July 31, 2017
Ounces of gold
Opening balance	166	38
Purchases	29,481	29,617
Redemptions	(1)	(9)
Closing balance	29,646	29,646

Investment in gold
Opening balance	$210,231	$48,336
Change in unrealized gain on investment in gold	1,513,710	1,523,288
Realized (loss) from gold distributed for the redemption of Receipts	(22)	(372)
Purchases	35,855,113	36,017,702
Redemptions	(1,245)	(11,167)
Closing balance	$37,577,787	$37,577,787

VAULTED GOLD BULLION TRUST
For the three and nine month periods ended July 31, 2017
(unaudited)

2.6.	Fees and Expenses

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

On May 11, 2017, the Trust entered into: (1) the Second Amended and Restated Depositary Trust Agreement with The Bank of New York Mellon, BNY Trust of Delaware, Bank of Montreal and BMO Capital Markets Corp.; and (2) the Amended and Restated Distribution Agreement with Bank of Montreal and BMO Capital Markets Corp (the “Distribution Agreement”).

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

BMO has purchased 29,480 receipts as at July 31, 2017. The Net Asset Value per receipt of those holdings is 1,267.55 for a total market value of $37,367,374 (Cost: $35,853,847). BMO held no positions as at October 31, 2016.

VAULTED GOLD BULLION TRUST
For the three and nine month periods ended July 31, 2017
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

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three and nine month periods ended July 31, 2017.

Net Asset Value	For the three month period ended July 31, 2017	For the nine month period ended July 31, 2017

Net asset value per Receipt, beginning of period	$1,266.45	$1,272.00
Change in unrealized investment in gold	$1.10	$(4.45)
Net Asset Value per Receipt, end of period	$1,267.55	$1,267.55
Total Return*	0.08%	(0.35)%
Portfolio Turnover	0.01%	0.28%

* - Not annualized

6.          Subsequent Events

The Trust evaluated subsequent events from July 31, 2017 through September 13, 2017, the date the consolidated financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

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

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Depositary Trust Agreement. The expenses of the Trust are borne by the Initial Depositor. There were 29,646 Gold Deposit Receipts outstanding as of July 31, 2017.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from July 2007 to July 2017, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

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

As of September 12, 2017, the price of gold was $1,331.78 per ounce.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of July 31, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

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

Item 5.  Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended July 31, 2017.

Item 6.   Directors, Executive Officers and Corporate Governance

Not applicable.

Item 7.  Executive Compensation

Not applicable.

Item 8.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 9.  Certain Relationships and Related Transactions, and Director Independence

On May 11, 2017, the Trust entered into: (1) the Second Amended and Restated Depositary Trust Agreement with The Bank of New York Mellon, BNY Trust of Delaware, Bank of Montreal and BMO Capital Markets Corp.; and (2) the Amended and Restated Distribution Agreement with Bank of Montreal and BMO Capital Markets Corp.

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

BANK OF MONTREAL
Initial Depositor of the Vaulted Gold Bullion Trust
(Registrant)

Date: September 13, 2017	/s/ Abid Chaudry
*Head, Global Structured Products BMO Capital Markets

Date: September 13, 2017	/s/ Vandra Goedvolk
*Assistant Corporate Secretary

*  The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.