Form 10-K
period 2017-10-31
Vaulted Gold Bullion Trust
filed 2018-01-26
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended October 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _________ to __________

Commission File Number:
 001-___________

VAULTED GOLD BULLION TRUST
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________

Delaware	46-7176227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Bank of Montreal
3 Times Square
New York, New York 10036
Attention: Legal Department
(Address of principal executive offices)

(212) 885-4000
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of October 31, 2017, there were 29,656 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2017

INDEX

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. The Vaulted Gold Bullion Trust’s (the “Trust”) forward-looking statements include, but are not limited to, statements regarding its expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	The gold industry;

•	Sources of and demand for gold bullion; and

•	The performance of the gold market.

The forward-looking statements contained in this report are based on the Trust’s current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in this Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of the Trust’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business

Introduction

The Trust issues Depositary Receipts (the “Gold Deposit Receipts”) representing an undivided beneficial ownership in a fixed quantity of unencumbered, allocated gold bullion (“Gold Bullion”). The Gold Bullion is held for the benefit of holders of Gold Deposit Receipts in an account operated by Bank of Montreal at the Royal Canadian Mint (the “Mint”). The Bank of New York Mellon serves as the trustee of the Trust. The Gold Deposit Receipts are separate from the Gold Bullion.

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

The Trust issues Gold Deposit Receipts representing an undivided beneficial ownership in a fixed quantity of unencumbered, allocated Gold Bullion. The Gold Bullion is held for the benefit of holders of Gold Deposit Receipts in an account operated by Bank of Montreal at the Mint.

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

Bank of Montreal offers a broad range of products and services directly and through Canadian and non-Canadian subsidiaries, offices, and branches. As of October 31, 2017, Bank of Montreal had more than 12 million customers and more than 45,000 full-time equivalent employees. The Bank has over 1,500 bank branches in Canada and the United States and operates internationally in major financial markets and trading areas through its offices in 27 other jurisdictions, including the United States. BMO Financial Corp. (“BFC”) is based in Chicago and wholly-owned by Bank of Montreal. BFC operates primarily through its subsidiary BMO Harris Bank N.A. (“BHB”), which provides banking, financing, investing, and cash management services in select markets in the U.S. Midwest. Bank of Montreal provides a full range of investment dealer services through entities, including BMO Nesbitt Burns Inc., a major fully integrated Canadian investment dealer, and BMO Capital Markets Corp., Bank of Montreal’s wholly-owned registered securities dealer in the United States.

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

Relationship Between the Initial Depositor and the Trust. The Trust issues Gold Deposit Receipts and uses the proceeds of such issuances to purchase Gold Bullion from Bank of Montreal. The amount paid per ounce of Gold Bullion by the Trust is equal to the spot price at the time of sale to the investor for one troy ounce of Gold Bullion, determined by BMO Capital Markets Corp. using EBS, an offering of EBS BrokerTec (“EBS”), as the source for the spot price of gold, without adjustment or modification. Any deposit fees are remitted promptly to Bank of Montreal which pays all of the Trust’s expenses. The Gold Bullion purchased from Bank of Montreal is held in Bank of Montreal’s account at the Mint, on behalf of the Trust for the benefit of the holders of the Gold Deposit Receipts.

The Mint. The Mint is a Canadian Crown Corporation, incorporated in 1969 by the Royal Canadian Mint Act and is an agent corporation of Her Majesty in right of Canada. Bank of Montreal’s account at the Mint is governed by the gold storage agreement between the Mint and Bank of Montreal (the “Gold Storage Agreement”).

The Mint carries such insurance as it deems appropriate for its businesses and its position as custodian of the Trust’s Gold Bullion. Based on information provided by the Mint, we believe that the insurance carried by the Mint, together with its status as a Canadian Crown corporation with its obligations generally constituting unconditional obligations of the Government of Canada, provides the Trust with such protection in the event of loss or theft of the Trust’s Gold Bullion stored at the Mint that is consistent with the protection afforded under insurance carried by other custodians that store gold commercially. In addition, if the Mint were to become a private enterprise, Bank of Montreal on behalf of the Trust will make a determination whether the Mint should remain the custodian of the Trust’s Gold Bullion in light of applicable circumstances, such as the level of insurance carried by the Mint after such privatization, the availability of other custodians and the risk in moving the Trust’s Gold Bullion to another custodian.

Trust Objective

The objective of the Trust is to provide a secure and convenient way for investors to make an investment in unencumbered, allocated Gold Bullion on a spot basis. As a result, at any given time, the value of the Gold Deposit Receipts is intended to reflect the spot price of gold held by the Trust for the holders of Gold Deposit Receipts.

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

Trustee Fees. The fees of The Bank of New York Mellon are borne by Bank of Montreal.

Address of the Trustee. The Bank of New York Mellon, Corporate Trust Department, 101 Barclay Street, Floor 7 East, New York, New York 10286.

Gold Bullion

About the Gold Bullion. Subject to the terms of the Gold Storage Agreement, Bank of Montreal, in its sole and absolute discretion, will determine whether the Gold Bullion holdings in its account with the Mint are in coin, bar, wafer, or ingot form. For purposes of this annual report, “allocated” means that the Gold Bullion is segregated and identifiable from all other metal held at the Mint and segregated from Bank of Montreal’s assets. Title to the Gold Bullion is unencumbered and secure in Bank of Montreal’s custody account. The Gold Bullion will be purchased on a daily basis on behalf of holders, and will be allocated to the Trust and held in Bank of Montreal’s account at the Mint.

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

Emerging Growth Company Status

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as the Trust is an “emerging growth company,” the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports, and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, the Trust will remain an “emerging growth company” until the earliest of:

•	the last day of the fiscal year during which the Trust has total annual gross revenues of $1.07 billion or more;

•	October 31, 2021, which is the last day of the Trust’s fiscal year following the fifth anniversary after the Trust’s initial public offering of Gold Deposit Receipts;

•	the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; and

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

Several factors may affect the price of gold, including:

•
Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as South Africa, the United States and Australia;

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

Generally, gold prices reflect the supply and demand of available Gold Bullion. Governmental decisions, such as the executive order issued by the President of the United States in 1933 requiring all persons in the United States to deliver Gold Bullion to the Federal Reserve or the abandonment of the gold standard by the United States in 1971, have been viewed as having a significant impact on the supply and demand of Gold Bullion and the price of Gold Bullion. Other more recent governmental actions have indirectly impacted the price of Gold Bullion, such as the United Kingdom’s referendum held on June 23, 2016 to leave the European Union (i.e., Brexit). Future governmental decisions, whether in the United States, Canada or other relevant jurisdictions, may, either directly or indirectly, have an impact on the price of Gold Bullion, and may result in a significant decrease or increase in the value of the Gold Bullion and the Gold Deposit Receipts.

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

The Trust does not insure its assets, including the Gold Bullion stored at the Mint. Consequently, if there is a loss of assets of the Trust through theft, destruction, fraud or otherwise, the Trust and holders will need to rely on insurance carried by applicable third parties, if any, or on such third party’s ability to satisfy any claims against it. The amount of insurance available or the financial resources of a responsible third party may not be sufficient to satisfy the Trust’s claim against such party. Also, holders of Gold Deposit Receipts are unlikely to have any right to assert a claim directly against such third party; such claims may only be asserted by the Trustee on behalf of the Trust. In addition, if a loss is covered by insurance carried by a third party, the Trust, which is not a beneficiary on such insurance, may have to rely on the efforts of the third party to recover its loss. This may delay or hinder the Trust’s ability to recover its loss in a timely manner or otherwise.

A loss with respect to the Trust’s Gold Bullion that is not covered by insurance and for which compensatory damages cannot be recovered would have a negative impact on the Gold Deposit Receipts and would adversely affect an investment in the Gold Deposit Receipts. In addition, any event of loss may adversely affect the operations of the Trust and, consequently, an investment in the Gold Deposit Receipts.

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

Holders cannot be assured that Bank of Montreal, the Mint or service providers engaged by the Trust will maintain insurance with respect to the Trust’s assets or the services that such parties provide to the Trust and, if they maintain insurance, that such insurance is sufficient to satisfy any losses incurred by them in respect of their relationship with the Trust. The Mint, to the extent it incurs any liability, will be liable only to Bank of Montreal directly in the event of loss, damage or destruction of the Trust’s Gold Bullion. In addition, none of the Trust’s service providers are required to include the Trust as a named beneficiary of any such insurance policies that are purchased. Accordingly, the Trust will have to rely on the efforts of the service provider to recover from their insurer compensation for any losses incurred by the Trust in connection with such arrangements.

If there is a loss, damage or destruction of the Trust’s Gold Bullion in the custody of the Mint and Bank of Montreal does not give timely notice, all claims against the Mint will be deemed waived.

In the event of loss, damage or destruction of the Trust’s Gold Bullion in the Mint’s custody, care and control, Bank of Montreal must give written notice to the Mint within five Mint business days (a Mint business day means any day other than a Saturday, Sunday or a holiday observed by the Mint) after the discovery by Bank of Montreal of any such loss, damage or destruction, but in any event no more than 30 days after the delivery by the Mint to Bank of Montreal of an inventory statement in which the discrepancy first appears. If such notice is not given in a timely manner, all claims against the Mint will be deemed to have been waived. In addition, no action, suit or other proceeding to recover any loss or shortage can be brought against the Mint unless timely notice of such loss or shortage has been given and such action, suit or proceeding will have commenced within 12 months from the time a claim is made. The loss of the right to make a claim or of the ability to bring an action, suit or other proceeding against the Mint may mean that any such loss will be non-recoverable, which will have an adverse effect on the value of the net assets of the Trust.

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

The Mint is a Canadian Crown corporation. A Canadian Crown corporation may be sued for breach of contract or for wrongdoing in tort where it has acted on its own behalf or on behalf of the Crown. However, a Canadian Crown corporation may be entitled to immunity if it acts as agent of the Crown rather than in its own right and on its own behalf. The Mint has entered into the Gold Storage Agreement between Bank of Montreal and the Mint relating to the custody of the Gold Bullion in Bank of Montreal’s account for the Trust. The Mint has entered into this agreement on its own behalf and not on behalf of the Crown; nevertheless, a court may determine that, when acting as custodian of the Trust’s Gold Bullion, the Mint acted as agent of the Crown and, accordingly, that the Mint may be entitled to immunity of the Crown.

Consequently, the Trust or a holder of Gold Deposit Receipts may not be able to recover for any losses incurred as a result of the Mint’s acting as custodian of the Gold Bullion.

The Mint may become a private enterprise, in which case its obligations will not constitute the unconditional obligations of the Government of Canada.

In the past, there has been speculation regarding whether the Government of Canada might privatize the Mint. The Mint will not remain a Canadian Crown corporation if the Government of Canada privatizes the Mint. If the Mint were to become a private entity, its obligations would no longer generally constitute unconditional obligations of the Government of Canada and, although it would continue to be responsible for and bear the risk of loss of, and damage to, the Trust’s Gold Bullion that is in its custody, there would be no assurance that the Mint would have the resources to satisfy claims of the Trust against the Mint based on a loss of, or damage to, the Trust’s Gold Bullion in the custody of the Mint.

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

The Trust could be an emerging growth company until October 31, 2021, the last day of the Trust’s fiscal year following the fifth anniversary after its initial public offering, or until the earliest of: (i) the last day of the fiscal year in which it has annual gross revenue of $1.07 billion or more; (ii) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt; or (iii) the date on which it is deemed to be a large accelerated filer under the federal securities laws.

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

The Trust cannot predict if investors will find an investment in the Trust less attractive if it relies on these exemptions.

Item 2.	Properties

The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. The Trust commenced operations during the period covered by this annual report, and as of October 31, 2017, there were 29,656 Gold Deposit Receipts outstanding.

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

World Gold Supply and Demand (2007-2017)

The following table sets forth a summary of the world gold supply and demand from 2007-2017:

WORLD GOLD SUPPLY AND DEMAND† (tonnes)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017 (Q3) *
Supply
Mine Production	2,538	2,467	2,651	2,775	2,868	2,883	3,077	3,172	3,209	3,222	841
Scrap	1,029	1,388	1,765	1,743	1,704	1,700	1,303	1,158	1,172	1,268	308
Net Hedging Supply	-432	-357	-234	-106	18	-40	-39	108	21	21	8
Total Supply	3,134	3,497	4,182	4,411	4,590	4,544	4,341	4,438	4,401	4,511	1,157
Demand
Jewelry	2,474	2,355	1,866	2,083	2,091	2,061	2,610	2,469	2,395	1,891	527
Industrial Fabrication	492	479	426	480	471	429	421	403	365	354	92
…of which Electronics	345	334	295	346	343	307	300	290	258	254	66
…of which Dental & Medical	58	56	53	48	43	39	36	34	32	30	8
…of which Other Industrial	89	89	79	86	85	83	85	79	76	70	18
Net Official Sector	-484	-235	-34	77	457	544	409	466	436	257	71
Retail Investment	448	937	866	1,263	1,616	1,407	1,873	1,163	1,162	1,057	210
…of which Bars	238	667	562	946	1,247	1,056	1,444	886	876	787	157
…of which Coins	211	270	304	317	369	351	429	278	286	271	54
Physical Demand	2,930	3,536	3,125	3,903	4,635	4,441	5,314	4,501	4,357	3,559	900
Physical Surplus/Deficit	204	-38	1,057	508	-45	102	-973	-62	44	952	257
ETF Inventory Build	253	321	623	382	185	279	-880	-155	-125	524	30
Exchange Inventory Build	-10	34	39	54	-6	-10	-98	1	-48	86	-4
Net Balance	-39	-394	394	73	-224	-167	5	92	217	342	230
Gold Price (London PM, US$/oz)	695.39	871.96	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,277.90

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
† Source: Gold Survey 2017, Thomson Reuters GFMS
* Source: Gold Survey 2017: Q3 Update & Outlook, Thomson Reuters GFMS

Historic Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Gold Deposit Receipts, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 2007 to October 2017, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: Bloomberg (accessed Oct. 2017)

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

As of January 25, 2018, the price of gold was $1,354.95 per ounce.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Gold Deposit Receipts to any foreign currency related market risk. The Trust does not invest in any derivative financial instruments or long-term debt instruments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Bank of Montreal, Bank of New York Mellon and Receipt Holders of the
 Vaulted Gold Bullion Trust:

We have audited the accompanying statements of assets and liabilities of the Vaulted Gold Bullion Trust (the “Trust”), including the schedules of investments as of October 31, 2017 and 2016, the related statements of operations and changes in net assets for the year ended October 31, 2017 and the period from August 5, 2016 (commencement of operations) through October 31, 2016. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of October 31, 2017 and 2016, and the results of its operations and changes in its net assets for the year ended October 31, 2017 and the period from August 5, 2016 through October 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
 January 26, 2018

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of October 31, 2017	As of October 31, 2016
ASSETS
Investment in gold (Cost: $36,067,530 and $48,347, respectively) (see Notes 2.2, 2.5)	$37,667,568	$48,336
Total assets	37,667,568	48,336

Paid In Capital	$36,067,530	$27,995
Receipts Issuable	-	20,352
Unrealized gain (loss) on investment in gold	1,600,038	(11)
NET ASSETS	37,667,568	48,336

Receipts issued, issuable and outstanding	29,656	38
Net Asset Value per Receipt	$1,270.15	$1,272.00

 See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

	As of October 31, 2017
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold (Amounts in US$, except for Troy oz data)
Gold	29,656	$36,067,530	$37,667,568	100%
Total investment in gold	29,656	$36,067,530	$37,667,568	100%

	As of October 31, 2016
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold (Amounts in US$, except for Troy oz data)
Gold	38	$48,347	$48,336	100%
Total investment in gold	38	$48,347	$48,336	100%

(1)          Calculated as investment in gold at fair value divided by net assets

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(Amounts in US$)

	For the Year Ended October 31, 2017	Period from August 5, 2016 (commencement of operations) through October 31, 2016

Net realized gain (loss) on redemption of Receipts (see Note 2.3)	$(372)	$-
Net change in unrealized gain (loss) on investment in gold	1,600,049	(11)
Total gain (loss) on investment in gold	1,599,677	(11)

Increase (decrease) in net assets from operations	$1,599,677	$(11)

Increase (decrease) in net assets from operations per Receipt*	$175.01	$(0.28)

* - Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets

	For the Year Ended October 31, 2017		Period from August 5, 2016 (commencement of operations) through October 31, 2016

(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount
Opening balance	38	$48,336	-	$-

From Operations:
Net change in unrealized gain (loss) on investment in gold		1,600,049		(11)
Net realized gain (loss) on redemption of Receipts		(372)		-

From Trust Receipt activity:
Issuances	29,627	36,030,722	22	27,995
Redemptions	(9)	(11,167)	-	-
Receipts issuable	-	-	16	20,352
Closing balance at period end	29,656	$37,667,568	38	$48,336

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST
For the year ended October 31, 2017 and period ended October 31, 2016

Notes to the Financial Statements

1.	Organization

The Vaulted Gold Bullion Trust (the “Trust”) was initially formed on December 10, 2013. The Trust is governed by the second amended and restated Depositary Trust Agreement, dated May 11, 2017 (the “Depositary Trust Agreement”).  Commencement of operations occurred on August 5, 2016.  The Bank of New York Mellon is the trustee (the “Trustee”) and BNY Mellon Trust of Delaware is the Delaware trustee (the “Delaware Trustee”).  The Bank of Montreal (the “Initial Depositor”) sells Gold Bullion (“Gold”) to the Trust, arranges custodial services through its storage account and provides administrative services from time to time.  The Vaulted Gold Bullion Trust is not a registered investment company under the Investment Company Act of 1940 (the “1940 Act”).

The Trust is intended to hold Gold for the benefit of owners of Gold Deposit Receipts (“Receipts”).  One Receipt represents the undivided beneficial ownership of one troy ounce of Gold.  Investors (through registered broker-dealers, or banks or trust companies that become party to the distribution agreement (“Authorized Participants”)) are able to acquire, hold, transfer and surrender only whole Receipts (i.e., no fractional interests), with a minimum of one Receipt per transaction. The Trustee performs only administrative and ministerial acts.  The property of the Trust consists of the Gold and all monies or other property, if any, received by the Trustee.  The fiscal year end for the Trust is October 31.

VAULTED GOLD BULLION TRUST
For the year ended October 31, 2017 and period ended October 31, 2016

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

The Trust is an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), 946, Financial Services—Investment Companies (“Topic 946”).  As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the year ended October 31, 2017 or for the period from August 5, 2016 (commencement of operations) through October 31, 2016.  The Trust is not registered as an investment company under the 1940 Act and is not required to register under such act.

VAULTED GOLD BULLION TRUST
For the year ended October 31, 2017 and period ended October 31, 2016

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
For the year ended October 31, 2017 and period ended October 31, 2016

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

The Trust classifies its investment in gold as Level 1 of the fair value hierarchy. There were no re-allocations or transfers between levels during the period.

VAULTED GOLD BULLION TRUST
For the year ended October 31, 2017 and period ended October 31, 2016

2.3.	Issuance of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement.  Authorized capital is unlimited.  There are 29,656 Receipts issued and outstanding on October 31, 2017 (22 Receipts issued and outstanding and 16 Receipts issuable on October 31, 2016). Receipts issuable represent Receipts traded but not settled at October 31, 2016.

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts will have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee, or exchange their Receipts for cash.  Changes in the Receipts for the year ended October 31, 2017 and the period from August 5, 2016 (commencement of operations) through October 31, 2016 are set out below:

	For the Year Ended October 31, 2017	Period from August 5, 2016 (commencement of operations) through October 31, 2016
(Amounts in US$ except for Receipt and per Receipt data)
Number of Receipts Transactions
Opening balance	38	-
Receipts issued	29,627	22
Receipts issuable	-	16
Receipts redeemed	(9)	-
Closing balance	29,656	38

Amount of Receipts (at cost)
Opening balance	$48,347	$-
Issuances	36,030,722	27,995
Receipts issuable	-	20,352
Redemptions	(11,539)	-
Closing balance	$36,067,530	$48,347

Net Asset Value per Receipt at period end	$1,270.15	$1,272.00

VAULTED GOLD BULLION TRUST
For the year ended October 31, 2017 and period ended October 31, 2016

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2017 and October 31, 2016.

2.5	Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the year ended October 31, 2017 and the period from August 5, 2016 (commencement of operations) through October 31, 2016 are set out below:

(Amounts in US$ except for ounces data)	For the Year Ended October 31, 2017	Period from August 5, 2016 (commencement of operations) through October 31, 2016
Ounces of gold
Opening balance	38	-
Purchases	29,627	38
Redemptions	(9)	-
Closing balance	29,656	38

Investment in gold
Opening balance	$48,336	$-
Net change in unrealized gain (loss) on investment in gold	1,600,049	(11)
Net realized gain (loss) on redemption of Receipts	(372)	-
Purchases	36,030,722	48,347
Redemptions	(11,167)	-
Closing balance	$37,667,568	$48,336

VAULTED GOLD BULLION TRUST
For the year ended October 31, 2017 and period ended October 31, 2016

2.6.	Fees and Expenses

The expenses of the Trust are incurred by and paid for by the Initial Depositor.

The expenses of the Trust are expected to include, but are not limited to, the following:

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

Bank of Montreal acts as the Initial Depositor of the Trust and holds gold that it transfers to the Trust from time to time in connection with the sale by the Trust of Receipts. Pursuant to the Depositary Trust Agreement and the Distribution Agreement, the offering price for each Receipt consists of the spot price at the time of sale to an investor for one troy ounce of gold, plus: (1) in the case of a Class A Gold Deposit Receipt, a deposit fee of 2.00%, payable to Bank of Montreal, plus a sales fee of 2.00% to any participating broker-dealer that sells Gold Deposit Receipts to an investor; (2) in the case of a Class F Gold Deposit Receipt, which is sold only through fee-based programs, a deposit fee of 2.00%, payable to Bank of Montreal, plus a sales fee of 0.25%; (3) in the case of a Class F-1 Gold Deposit Receipt, which is sold to trust or fiduciary accounts, a deposit fee of 2.00%, payable to Bank of Montreal, and no sales fee; (4) in the case of a Class F-2 Gold Deposit Receipt, which is sold solely to an Institutional Account, a deposit fee of 1.50%, payable to Bank of Montreal, and no sales fee; (5) in the case of a Class F-3 Gold Deposit Receipt, which is sold solely to an Institutional Account, a deposit fee of 1.00%, payable to Bank of Montreal, and no sales fee; and (6) in the case of a Class S Gold Deposit Receipt, which is sold solely to an Institutional Account, neither a deposit fee nor a sales fee. The deposit fee and the sales fee are not expenses of the Trust and have no impact on the financial highlight. The Trust uses the proceeds of the issuance of Receipts, net of these fees, to purchase gold from Bank of Montreal in an amount that corresponds to the amount of Receipts.

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

Bank of Montreal has purchased 29,480 Receipts as at October 31, 2017. The Net Asset Value per Receipt of those holdings is 1,270.15 for a total market value of $37,444,022 (Cost: $35,853,847). BMO held no positions as at October 31, 2016.

VAULTED GOLD BULLION TRUST
For the year ended October 31, 2017 and period ended October 31, 2016

3.	Concentration of Risk

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event the price of gold declines, the value of an investment in the Receipts will decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

Subject to certain restrictions, Receipts may be redeemed after notice at the option of the holder. There is concentration risk which could trigger a termination event when Receipts are not widely held. As at October 31, 2017, BMO holds 29,480 of the Receipts issued and outstanding (nil as at October 31, 2016).

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the year ended October 31, 2017 and the period from August 5, 2016 (commencement of operations) through October 31, 2016.

Net Asset Value	For the Year Ended October 31, 2017	Period from August 5, 2016 (commencement of operations) through October 31, 2016
Net asset value per Receipt, beginning of period	$1,272.00	$0
Change in unrealized investment in gold	$(1.85)	$(0.28)
Net Asset Value per Receipt, end of period	$1,270.15	$1,272.00
Total Return	(0.15)%	(0.02	)%*
Portfolio Turnover	0.10%	0

* - Not annualized

VAULTED GOLD BULLION TRUST
For the year ended October 31, 2017 and period ended October 31, 2016

6.	Subsequent Events

The Trust evaluated subsequent events from October 31, 2017 through January 26, 2018, the date the financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of October 31, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s fiscal year ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On May 11, 2017, the Trust entered into: (1) the Second Amended and Restated Depositary Trust Agreement with The Bank of New York Mellon, BNY Trust of Delaware, Bank of Montreal and BMO Capital Markets Corp.; and (2) the Amended and Restated Distribution Agreement with Bank of Montreal and BMO Capital Markets Corp.

Item 14.	Principal Accounting Fees and Services

Audit Fees. For the year ended October 31, 2017, Bank of Montreal, as Initial Depositor, was billed $75,000 for professional services rendered for the audit and review of the Trust’s financial statements by KPMG LLP.

All Other Fees. There were no other fees billed for products or services provided by KPMG LLP, other than those reported in this Item 14.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)1. Financial Statements.

See Item 8 included in this Annual Report on Form 10-K.

(a)2. Financial Statements Schedule.

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements.

(a)3. Exhibits:
A list of exhibits required to be filed as part of this Annual Report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

EXHIBIT INDEX

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

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

BANK OF MONTREAL Initial Depositor of the Vaulted Gold Bullion Trust (Registrant)

Date: January 26, 2018	/s/ Abid Chaudry
*Head, Global Structured Products BMO Capital Markets

Date: January 26, 2018	/s/ Vandra Goedvolk
*Assistant Corporate Secretary

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.