Form 10-Q
period 2018-01-31
Vaulted Gold Bullion Trust
filed 2018-03-19
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2018

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

Yes  ☐  No  ☒

As of January 31, 2018, there were 39,153 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2018

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

The forward-looking statements contained in this report are based on the Trust’s current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in the Trust’s Form 10-K filed with the Securities and Exchange Commission on January 26, 2018. Should one or more of these risks or uncertainties materialize, or should any of the Trust’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of January 31, 2018 (unaudited)	As of October 31, 2017
ASSETS
Investment in gold (Cost: $48,106,877 and $36,067,530, respectively) (see Notes 2.2, 2.5)	$52,662,743	$37,667,568
Total assets	52,662,743	37,667,568

Paid In Capital	$48,106,877	$36,067,530

Unrealized gain on investment in gold	4,555,866	1,600,038

NET ASSETS	$52,662,743	$37,667,568

Receipts issued, issuable and outstanding	39,153	29,656
Net Asset Value per Receipt	$1,345.05	$1,270.15

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

	As of January 31, 2018 (unaudited)
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold (Amounts in US$, except for Troy oz data)
Gold	39,153	$48,106,877	$52,662,743	100%
Total investment in gold	39,153	$48,106,877	$52,662,743	100%

	As of October 31, 2017
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold (Amounts in US$, except for Troy oz data)
Gold	29,656	$36,067,530	$37,667,568	100%
Total investment in gold	29,656	$36,067,530	$37,667,568	100%

(1)	Calculated as investment in gold at fair value divided by net assets

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations
(unaudited)

(Amounts in US$)

	Three Months Ended January 31, 2018	Three Months Ended January 31, 2017

Net change in unrealized gain on investment in gold	$2,955,828	$280

Total gain on investment in gold	2,955,828	280

Increase in net assets from operations	$2,955,828	$280
Increase in net assets from operations per Receipt*	$76.91	$1.68

* Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets

	Three Months Ended January 31, 2018		Year Ended October 31, 2017
	(unaudited)
(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount
Opening balance	29,656	$37,667,568	38	$48,336

From Operations:
Net change in unrealized gain (loss) on investment in gold		2,955,828		1,600,049

Net realized gain (loss) on redemption of Receipts		-		(372)

From Trust Receipt activity:

Issuances	9,497	12,039,347	29,627	36,030,722

Redemptions	-	-	(9)	(11,167)

Closing balance at period end	39,153	$52,662,743	29,656	$37,667,568

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Three month period ended January 31, 2018 (unaudited)

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

Three month period ended January 31, 2018 (unaudited)

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

The Trust is an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“Topic 946”). As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required.  The Trust is not registered as an investment company under the 1940 Act and is not required to register under such act.

VAULTED GOLD BULLION TRUST

Three month period ended January 31, 2018 (unaudited)

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

Three month period ended January 31, 2018 (unaudited)

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

Three month period ended January 31, 2018 (unaudited)

2.3.	Issuance of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement.  Authorized capital is unlimited.  There are 39,153 Receipts issued and outstanding on January 31, 2018 (29,656 Receipts issued and outstanding on October 31, 2017).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts will have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee, or exchange their Receipts for cash.  Changes in the Receipts for the three months ended January 31, 2018 and the year ended October 31, 2017 are set out below:

	Three Months Ended January 31, 2018	Year Ended October 31, 2017
(Amounts in US$ except for Receipt and per Receipt data)
Number of Receipts Transactions
Opening balance	29,656	38
Receipts issued	9,497	29,627
Receipts redeemed	-	(9)
Closing balance	39,153	29,656

Amount of Receipts (at cost)
Opening balance	$36,067,530	$48,347
Issuances	12,039,347	36,030,722
Redemptions	-	(11,539)
Closing balance	$48,106,877	$36,067,530

Net Asset Value per Receipt at period end	$1,345.05	$1,270.15

VAULTED GOLD BULLION TRUST

Three month period ended January 31, 2018 (unaudited)

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2018 and October 31, 2017.

2.5	Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the three months ended January 31, 2018 and the year ended October 31, 2017 are set out below:

(Amounts in US$ except for ounces data)	Three Months Ended January 31, 2018	Year Ended October 31, 2017
Ounces of gold
Opening balance	29,656	38
Purchases	9,497	29,627
Redemptions	-	(9)
Closing balance	39,153	29,656

Investment in gold
Opening balance	$37,667,568	$48,336
Net change in unrealized gain (loss) on	2,955,828	1,600,049
investment in gold
Net realized gain (loss) on redemption of
Receipts	-	(372)
Purchases	12,039,347	36,030,722
Redemptions	-	(11,167)
Closing balance	$52,662,743	$37,667,568

VAULTED GOLD BULLION TRUST

Three month period ended January 31, 2018 (unaudited)

2.6.	Fees and Expenses

The expenses of the Trust are incurred by and paid for by the Initial Depositor.

The expenses of the Trust are expected to include, but are not limited to, the following:

▪	any expenses or liabilities of the Trust;

▪	any taxes and other governmental charges that may fall on the Trust or its property; and

▪	fees and expenses of the Trustee and any indemnification of the Trustee.

Additionally, the Trustee’s and Mint’s fees are paid by the Initial Depositor and are not separate expenses of the Trust.

2.7	Related Party Transactions

On May 11, 2017, the Trust entered into: (1) the Second Amended and Restated Depositary Trust Agreement with The Bank of New York Mellon, BNY Trust of Delaware, Bank of Montreal and BMO Capital Markets Corp.; and (2) the Amended and Restated Distribution Agreement with Bank of Montreal and BMO Capital Markets Corp (the “Distribution Agreement”).

Bank of Montreal acts as the Initial Depositor of the Trust and holds gold that it transfers to the Trust from time to time in connection with the sale by the Trust of Receipts. Pursuant to the Depositary Trust Agreement and the Distribution Agreement, the offering price for each Receipt consists of the spot price at the time of sale to an investor for one troy ounce of gold, plus: (1) in the case of a Class A Gold Deposit Receipt, a deposit fee of 2.00%, payable to Bank of Montreal, plus a sales fee of 2.00% to any participating broker-dealer that sells Gold Deposit Receipts to an investor; (2) in the case of a Class F Gold Deposit Receipt, which is sold only through fee-based programs, a deposit fee of 2.00%, payable to Bank of Montreal, plus a sales fee of 0.25%; (3) in the case of a Class F-1 Gold Deposit Receipt, which is sold to trust or fiduciary accounts, a deposit fee of 2.00%, payable to Bank of Montreal, and no sales fee; (4) in the case of a Class F-2 Gold Deposit Receipt, which is sold solely to an Institutional Account, a deposit fee of 1.50%, payable to Bank of Montreal, and no sales fee; (5) in the case of a Class F-3 Gold Deposit Receipt, which is sold solely to an Institutional Account, a deposit fee of 1.00%, payable to Bank of Montreal, and no sales fee; and (6) in the case of a Class S Gold Deposit Receipt, which is sold solely to an Institutional Account, neither a deposit fee nor a sales fee. The deposit fee and the sales fee are not expenses of the Trust and have no impact on the financial highlights of the Trust. The Trust uses the proceeds of the issuance of Receipts, net of these fees, to purchase gold from Bank of Montreal in an amount that corresponds to the amount of Receipts.

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

BMO Financial Group (“BMO”) has purchased 38,977 Receipts as at January 31, 2018. The net asset value per Receipt of those holdings is 1,345.05 for a total market value of $52,426,014 (Cost: $47,893,194). BMO held 29,480 Receipts as at October 31, 2017 with a total market value of $37,444,0222 (Cost: $35,853,847).

VAULTED GOLD BULLION TRUST

Three month period ended January 31, 2018 (unaudited)

3.	Concentration of Risk

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the value of an investment in the Receipts will decline proportionately. Subject to certain restrictions, Receipts may be redeemed after notice at the option of the holder. There is concentration risk which could trigger a termination event when Receipts are not widely held. As at January 31, 2018, BMO holds 38,977 of the Receipts issued and outstanding (29,480 as at October 31, 2017). Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three months ended January 31, 2018 and January 31, 2017.

Net Asset Value	Three Months Ended January 31, 2018	Three Months Ended January 31, 2017
Net asset value per Receipt, beginning of period	$1,270.15	$1,272.00

Change in unrealized investment in gold	$74.90	$(59.20)

Net Asset Value per Receipt, end of period	$1,345.05	$1,212.80

Total Return*	5.90%	(4.65)%

Portfolio Turnover	0%	0%

* Not annualized

6.	Subsequent Events

The Trust evaluated subsequent events from January 31, 2018 through March 19, 2018, the date the financial statements were issued. In February of 2018, the Trust issued 75,883 Receipts. The Trust concluded that no additional subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust issues Depositary Receipts (“Gold Deposit Receipts”) representing an undivided beneficial ownership in a fixed quantity of unencumbered, allocated, physical gold bullion (“Gold Bullion”). The Trust was initially formed on December 10, 2013. The Trust is governed by the Second Amended and Restated Depositary Trust Agreement, dated May 11, 2017 (the “Depositary Trust Agreement”), by and among The Bank of New York Mellon, as “Trustee,” BNY Trust of Delaware, as “Delaware Trustee,” Bank of Montreal, as “Initial Depositor,” and BMO Capital Markets Corp., as “Underwriter.” The Trust is not a registered investment company under the 1940 Act. The Trust is not a commodity pool for purposes of the Commodity Exchange Act, and the Initial Depositor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator, or a commodity trading advisor.

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

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Depositary Trust Agreement. The expenses of the Trust are borne by the Initial Depositor. There were 39,153 Gold Deposit Receipts outstanding as of January 31, 2018.

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

World Gold Supply and Demand (2007-2017)

The following table sets forth a summary of the world gold supply and demand from 2007-2017:

WORLD GOLD SUPPLY AND DEMAND (tonnes)	2007†	2008†	2009†	2010†	2011†	2012†	2013†	2014†	2015†	2016†	Q1 2017*	Q2 2017*	Q3 2017*	Q4 2017*
Supply
Mine Production	2,538	2,467	2,651	2,775	2,868	2,883	3,077	3,172	3,209	3,222	750	799	842	823
Scrap	1,029	1,388	1,765	1,743	1,704	1,700	1,303	1,158	1,172	1,268	326	304	306	290
Net Hedging Supply	-432	-357	-234	-106	18	-40	-39	108	21	21	-17	-5	8	-17
Total Supply	3,134	3,497	4,182	4,411	4,590	4,544	4,341	4,438	4,401	4,511	1,059	1,098	1,156	1,096

Demand
Jewelry	2,474	2,355	1,866	2,083	2,091	2,061	2,610	2,469	2,395	1,891	451	497	444	583
Industrial Fabrication	492	479	426	480	471	429	421	403	365	354	92	92	92	556
…of which Electronics	345	334	295	346	343	307	300	290	258	254	67	67	66	93
…of which Dental & Medical	58	56	53	48	43	39	36	34	32	30	7	7	8	67
…of which Other Industrial	89	89	79	86	85	83	85	79	76	70	18	18	18	7
Net Official Sector	-484	-235	-34	77	457	544	409	466	436	257	49	85	115	18
Retail Investment	448	937	866	1,263	1,616	1,407	1,873	1,163	1,162	1,057	269	233	216	132
…of which Bars	238	667	562	946	1,247	1,056	1,444	886	876	787	207	174	157	241
…of which Coins	211	270	304	317	369	351	429	278	286	271	61	60	59	71
Physical Demand	2,930	3,536	3,125	3,903	4,635	4,441	5,314	4,501	4,357	3,559	946	947	946	1,093
Physical Surplus/Deficit	204	-38	1,057	508	-45	102	-973	-62	44	952	114	151	210	3
ETF Inventory Build	253	321	623	382	185	279	-880	-155	-125	524	109	36	30	-5
Exchange Inventory Build	-10	34	39	54	-6	-10	-98	1	-48	86	-5	-13	3	14
Net Balance	-39	-394	394	73	-224	-167	5	92	217	342	10	127	176	-7
Gold Price (London PM, US$/oz)	695.39	871.96	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,219	1,257	1,278	1,276

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

* Source: Gold Survey 2017: Q4 Update & Outlook, GFMS, Thomson Reuters

Historic Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Gold Deposit Receipts, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from January 2007 to January 2018, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: Bloomberg (accessed March 2018)

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

In 2013, the twelve-year bull run of gold ended. 2013 opened near the annual high, and the price declined approximately 29 percent over the year to $1,204.50 per ounce on December 30, 2013. For 2013, the price of gold was impacted, in part, by improving sentiment towards the U.S. economy, which contributed to a strengthening of the U.S. dollar and equities, luring investors away from gold in the process. During 2014, the underlying driver behind investor sentiment of gold was global monetary policy. On one end, the improving economic conditions in the United States (along with the announcement of the Federal Reserve Board’s tapering measures at the end of 2013) diminished demand for gold for U.S. investors, while loosening of monetary policy in other advanced and emerging markets enhanced demand for gold globally, causing gold prices to fluctuate between a low of $1,132.00 and a high of $1,392.00 per ounce. Gold prices deteriorated throughout 2015, in part as a result of the Federal Reserve Board’s announcement that it would raise interest rates as well as a significant rally of the U.S. dollar index, falling to $1,060.00 per ounce on December 30, 2015. However, the price of gold rebounded during the first half of 2016. In July 2016, gold prices experienced a rapid increase following the United Kingdom’s referendum held on June 23, 2016 to leave the European Union (i.e., “Brexit”), reaching a 28-month high of $1,366.25 per ounce on July 6, 2016. The initial market volatility and negative sentiment in connection with Brexit has somewhat subsided and gold prices have receded from the high prices displayed during July 2016, leveling off at prices similarly exhibited during the beginning of 2016. In the first half of 2017, physical demand was up 17% compared to the same period a year earlier. In September of 2017, gold prices rose to their highest level for thirteen months, but then slipped to a near five-month low by mid-December.

As of March 16, 2018, the price of gold was $1,310.10 per ounce.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of January 31, 2018, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Form 10-K filed with the SEC on January 26, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended January 31, 2018.

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

Audit Fees. Bank of Montreal, as Initial Depositor, was billed $21,250 for professional services rendered by KPMG LLP.

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

BANK OF MONTREAL
Initial Depositor of the Vaulted Gold Bullion Trust
(Registrant)

Date: March 19, 2018	/s/ Abid Chaudry
*Head, Global Structured Products BMO Capital Markets

Date: March 19, 2018	/s/ Vandra Goedvolk
*Assistant Corporate Secretary

*  The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.