Form 10-K/A
period 2017-10-31
Vaulted Gold Bullion Trust
filed 2018-05-04
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

As of October 31, 2017, there were 29,656 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

 FORM 10-K/A

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2017

INDEX

PART II
Item 9A.	Controls and Procedures	2
PART IV
Item 15.	Exhibits, Financial Statement Schedules	3

SIGNATURES		5

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended October 31, 2017 (the “Original Form 10-K”) of Vaulted Gold Bullion Trust (the “Trust”) filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2018. This Form 10-K/A is being filed solely to revise Part II, Item 9A “Controls and Procedures.” This Form 10-K/A amends and restates in its entirety Part II, Item 9A of the Original Form 10-K.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), Part II, Item 9A of the Original Form 10-K has been amended and restated in its entirety, and Part IV, Item 15 of the Original Form 10-K has been amended and restated solely to include as an exhibit the new certification required by Rule 13a-14(a) under the Exchange Act. Except as otherwise expressly noted herein and the filing of the related certification, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

PART II

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to an executive or senior officer of the Initial Depositor familiar with and responsible for supervising the Trust and its operations, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s annual report on internal control over financial reporting

The management of the Initial Depositor is responsible for establishing and maintaining adequate internal control over financial reporting of the Trust. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) and is a process designed by, or under the supervision of, an executive or senior officer of the Initial Depositor, and effected by the management of the Initial Depositor and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorizations of the Initial Depositor’s management; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The management of the Initial Depositor has assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2017.  In making its assessment, the management of the Initial Depositor has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO 2013”) of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Management concluded that based on its assessment, the Trust’s internal control over financial reporting was effective as of October 31, 2017.

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to the rules of the SEC that permit emerging growth companies to provide only the management report on internal control over financial reporting included in this annual report.

Changes in internal control over financial reporting

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s fiscal year ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)1. Financial Statements.

All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” included in the Original Form 10-K.

(a)2. Financial Statements Schedules.

All other schedules are omitted because they are not required, or are not applicable, or the information is included in the financial statements that are included in the Original Form 10-K.

(a)3. Exhibits:
A list of exhibits required to be filed as part of this Annual Report on Form 10-K/A is set forth in the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

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

1.1
Amended and Restated Distribution Agreement by and among the Vaulted Gold Bullion Trust, Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed May 12, 2017) .*

1.2
Second Amended and Restated Depositary Trust Agreement by and among Bank of Montreal, BMO Capital Markets Corp., The Bank of New York Mellon, as Trustee and BNY Mellon Trust of Delaware, as Delaware Trustee, and included as an exhibit thereto, form of Gold Deposit Receipt (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed May 12, 2017) .*

10.1
Form of Gold Carrier Agreement by and among Bank of Montreal and [ ] (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-211858) filed June 6, 2016).*

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed on January 26 2018).*

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

BANK OF MONTREAL Initial Depositor of the Vaulted Gold Bullion Trust (Registrant)

Date: May 4, 2018	/s/ Abid Chaudry
*Head, Global Structured Products BMO Capital Markets

Date: May 4, 2018	/s/ Vandra Goedvolk
*Assistant Corporate Secretary

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.