Form 10-Q
period 2018-04-30
Vaulted Gold Bullion Trust
filed 2018-06-14
CIK 1593812

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 333-194144

____________________________________

VAULTED GOLD BULLION TRUST

(Exact name of registrant as specified in its charter)
____________________________________
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

As of April 30, 2018, there were 209,848 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2018

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

The forward-looking statements contained in this report are based on the Trust’s current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in the Trust’s Form 10-K filed with the Securities and Exchange Commission on January 26, 2018, as amended on Form 10-K/A filed with the Securities and Exchange Commission on May 4, 2018. Should one or more of these risks or uncertainties materialize, or should any of the Trust’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of April 30, 2018 (unaudited)	As of October 31, 2017
ASSETS
Investment in gold (Cost: $276,629,191 and $36,067,530, respectively) (see Notes 2.2, 2.5)	$275,572,394	$37,667,568
Total assets	$275,572,394	$37,667,568

Paid In Capital	$276,629,191	$36,067,530
Unrealized gain (loss) on investment in gold	(1,056,797)	1,600,038
NET ASSETS	$275,572,394	$37,667,568
Receipts issued, issuable and outstanding	209,848	29,656
Net Asset Value per Receipt	$1,313.20	$1,270.15

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$, except for Troy oz data)	As of April 30, 2018 (unaudited)
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)
Investment in gold
Gold	209,848	$276,629,191	$275,572,394	100%
Total investment in gold	209,848	$276,629,191	$275,572,394	100%

(Amounts in US$, except for Troy oz data)	As of October 31, 2017
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)
Investment in gold
Gold	29,656	$36,067,530	$37,667,568	100%
Total investment in gold	29,656	$36,067,530	$37,667,568	100%

(1)	Calculated as investment in gold at fair value divided by net assets

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(Amounts in US$)	2018	2017	2018	2017
Net realized gain (loss) on redemption of Receipts (see Note 2.3)	$-	$(350)	$-	$(350)
Net change in unrealized gain (loss) on investment in gold	(5,612,663)	9,298	(2,656,835)	9,578
Total gain (loss) on investment in gold	(5,612,663)	8,948	(2,656,835)	9,228
Increase (decrease) in net assets from operations	(5,612,663)	8,948	(2,656,835)	9,228
Increase (decrease) in net assets from operations per Receipt*	(54.56)	53.90	(37.89)	55.59

* - Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets

(Amounts in US$, except for Receipt data)	Six Months Ended April 30, 2018 (unaudited)		Year Ended October 31, 2017
	Receipts	Amount	Receipts	Amount
Opening balance	29,656	$37,667,568	38	$48,336
From operations:
Net change in unrealized gain (loss) on investment in gold		(2,656,835)		1,600,049
Net realized gain (loss) on redemption of Receipts		-		(372)
From Trust Receipt activity:
Issuances	180,192	240,561,661	29,627	36,030,722
Redemptions	-	-	(9)	(11,167)
Closing balance at period end	209,848	$275,572,394	29,656	$37,667,568

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Three and six month periods ended April 30, 2018 (unaudited)

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

Three and six month periods ended April 30, 2018 (unaudited)

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

Three and six month periods ended April 30, 2018 (unaudited)

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

Three and six month periods ended April 30, 2018 (unaudited)

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

Three and six month periods ended April 30, 2018 (unaudited)

2.3.	Issuance of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement.  Authorized capital is unlimited.  There are 209,848 Receipts issued and outstanding on April 30, 2018 (29,656 Receipts issued and outstanding on October 31, 2017).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts will have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee, or exchange their Receipts for cash.  Changes in the Receipts for the six months ended April 30, 2018 and the year ended October 31, 2017 are set out below:

(Amounts in US$, except for Receipt data)	Six Months Ended April 30, 2018	Year Ended October 31, 2017
Number of Receipts Transactions
Opening balance	29,656	38
Receipts issued	180,192	29,627
Receipts redeemed	-	(9)
Closing balance	209,848	29,656

Amount of Receipts (at cost)
Opening balance	$36,067,530	$48,347
Issuances	240,561,661	36,030,722
Redemptions	-	(11,539)
Closing balance	$276,629,191	$36,067,530
Net Asset Value per Receipt at period end	$1,313.20	$1,270.15

VAULTED GOLD BULLION TRUST

Three and six month periods ended April 30, 2018 (unaudited)

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2018 and October 31, 2017.

2.5	Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the six months ended April 30, 2018 and the year ended October 31, 2017 are set out below:

(Amounts in US$ except for ounces data)	Six Months Ended April 30, 2018	Year Ended October 31, 2017
Ounces of gold
Opening balance	29,656	38
Purchases	180,192	29,627
Redemptions	-	(9)
Closing balance	209,848	29,656

Investment in gold
Opening balance	$37,667,568	$48,336
Net change in unrealized gain (loss) on investment in gold	(2,656,835)	1,600,049
Net realized gain (loss) on redemption of Receipts	-	(372)
Purchases	240,561,661	36,030,722
Redemptions	-	(11,167)
Closing balance	$275,572,394	$37,667,568

VAULTED GOLD BULLION TRUST

Three and six month periods ended April 30, 2018 (unaudited)

2.6.	Fees and Expenses

The expenses of the Trust are incurred by and paid for by the Initial Depositor.

The expenses of the Trust are expected to include, but are not limited to, the following:

§	any expenses or liabilities of the Trust;

§	any taxes and other governmental charges that may fall on the Trust or its property; and

§	fees and expenses of the Trustee and any indemnification of the Trustee.

Additionally, the Trustee’s and Mint’s fees are paid by the Initial Depositor and are not separate expenses of the Trust.

2.7	Related Party Transactions

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

BMO Financial Group (“BMO”) held 209,662 Receipts as at April 30, 2018. The Net Asset Value per Receipt of those holdings is $1,313.20 for a total market value of $275,328,138 (Cost: $276,403,547). BMO held 29,480 Receipts as at October 31, 2017 with a total market value of $37,444,022 (Cost: $35,853,847).

3.	Concentration of Risk

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the value of an investment in the Receipts will decline proportionately. Subject to certain restrictions, Receipts may be redeemed after notice at the option of the holder. There is concentration risk which could trigger a termination event when Receipts are not widely held. As at April 30, 2018, BMO holds 209,662 of the Receipts issued and outstanding (29,480 as at October 31, 2017). Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three and six months ended April 30, 2018 and April 30, 2017.

	Three Months Ended April 30,		Six Months Ended April 30,
Net Asset Value	2018	2017	2018	2017
Net asset value per Receipt, beginning of period	$1,345.05	$1,212.80	$1,270.15	$1,272.00
Change in unrealized investment in gold	$(31.85)	$53.65	$43.05	$(5.55)
Net Asset Value per Receipt, end of period	$1,313.20	$1,266.45	$1,313.20	$1,266.45
Total Return*	(2.37)%	4.42%	3.39%	(0.44)%
Portfolio Turnover	0.00%	4.76%	0.00%	7.06%

* Not annualized

6.	Subsequent Events

The Trust evaluated subsequent events from January 31, 2018 through June 14, 2018, the date the financial statements were issued.  The Trust concluded that no additional subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Depositary Trust Agreement. The expenses of the Trust are borne by the Initial Depositor. There were 209,848 Gold Deposit Receipts outstanding as of April 30, 2018.

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

World Gold Supply and Demand (2007-2017)

The following table sets forth a summary of the world gold supply and demand from 2007-2017:

WORLD GOLD SUPPLY AND DEMAND† (tonnes)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Supply
Mine Production	2,538	2,467	2,651	2,771	2,868	2,882	3,076	3,180	3,222	3,251	3,247
Scrap	1,029	1,388	1,765	1,743	1,698	1,700	1,303	1,159	1,810	1,306	1,210
Net Hedging Supply	-432	-357	-234	-106	18	-40	-39	108	21	32	-41
Total Supply	3,134	3,497	4,182	4,407	4,584	4,543	4,340	4,446	4,422	4,590	4,415

Demand
Jewelry	2,474	2,355	1,866	2,083	2,099	2,066	2,726	2,559	2,464	1,953	2,214
Industrial Fabrication	492	479	426	480	470	432	428	411	376	366	380
…of which Electronics	345	334	295	346	342	310	306	297	267	264	277
…of which Dental & Medical	58	56	53	48	43	39	36	34	32	30	29
…of which Other Industrial	89	89	79	86	85	84	85	80	76	71	73
Net Official Sector	-484	-235	-34	77	457	544	409	466	443	269	366
Retail Investment	448	939	866	1,263	1,617	1,407	1,871	1,162	1,160	1,043	1,028
…of which Bars	238	667	562	946	1,248	1,057	1,444	886	875	786	780
…of which Coins	211	272	304	317	369	350	429	276	284	257	248
Physical Demand	2,930	3,538	3,125	3,903	4,643	4,449	5,334	4,598	4,442	3,630	3,988
Physical Surplus/Deficit	204	-40	1,057	504	-59	94	-1,094	-151	-20	959	427
ETF Inventory Build	253	321	623	384	185	279	-879	-155	-117	539	177
Exchange Inventory Build	-10	34	39	54	-6	-10	-98	1	-48	86	0
Net Balance	-39	-396	395	67	-241	-176	-117	3	146	334	250
Gold Price (London PM, US$/oz)	695.39	871.96	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,257.15

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

† Source: Gold Survey 2018, GFMS, Thomson Reuters

Historic Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Gold Deposit Receipts, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from April 2007 to April 2018, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: Bloomberg (accessed June 2018)

Throughout 2007, the price of gold steadily increased and then reached a new high of $1,011.25 on March 17, 2008.  By the end of December 2008, however, the price of gold had fallen to $869.75 per ounce. Gold prices were quite volatile between the March 2008 high and the end of December 2008 with run-ups and falls of over $150 in each direction. The significant price movements reflect the battles between inflationary and deflationary pressures, U.S. Dollar strengthening against many major currencies and global economic uncertainty going into 2009.

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

In 2013, the twelve-year bull run of gold ended. 2013 opened near the annual high, and the price declined approximately 29 percent over the year to $1,204.50 per ounce on December 30, 2013. For 2013, the price of gold was impacted, in part, by improving sentiment towards the U.S. economy, which contributed to a strengthening of the U.S. dollar and equities, luring investors away from gold in the process. During 2014, the underlying driver behind investor sentiment of gold was global monetary policy. On one end, the improving economic conditions in the United States (along with the announcement of the Federal Reserve Board’s tapering measures at the end of 2013) diminished demand for gold for U.S. investors, while loosening of monetary policy in other advanced and emerging markets enhanced demand for gold globally, causing gold prices to fluctuate between a low of $1,132.00 and a high of $1,392.00 per ounce. Gold prices deteriorated throughout 2015, in part as a result of the Federal Reserve Board’s announcement that it would raise interest rates as well as a significant rally of the U.S. dollar index, falling to $1,060.00 per ounce on December 30, 2015. However, the price of gold rebounded during the first half of 2016. In July 2016, gold prices experienced a rapid increase following the United Kingdom’s referendum held on June 23, 2016 to leave the European Union (i.e., “Brexit”), reaching a 28-month high of $1,366.25 per ounce on July 6, 2016. The initial market volatility and negative sentiment in connection with Brexit has somewhat subsided and gold prices have receded from the high prices displayed during July 2016, leveling off at prices similarly exhibited during the beginning of 2016. In the first half of 2017, physical demand was up 17% compared to the same period a year earlier. In September of 2017, gold prices rose to their highest level for thirteen months, but then slipped to a near five-month low by mid-December. Gold started 2018 strongly, extending the rally that followed the Federal Reserve’s interest rate hike last December. This rally hit a barrier just below $1,360 in late January.

As of June 12, 2018, the price of gold was $1,298.65 per ounce.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of April 30, 2018, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Form 10-K filed with the SEC on January 26, 2018, as amended on Form 10-K/A filed with the SEC on May 4, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended April 30, 2018.

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

Audit Fees. Bank of Montreal, as Initial Depositor, was billed $28,750 for professional services rendered by KPMG LLP.

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

BANK OF MONTREAL
Initial Depositor of the Vaulted Gold Bullion Trust
(Registrant)

Date: June 14, 2018	/s/ Abid Chaudry
*Head, Global Structured Products BMO Capital Markets

Date: June 14, 2018	/s/ Monica Fitzpatrick
*Assistant Corporate Secretary

*  The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.