Form 10-Q
period 2018-07-31
Vaulted Gold Bullion Trust
filed 2018-09-14
CIK 1593812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

Form 10-Q

____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2018

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

As of July 31, 2018, there were 342,536 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2018

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

The forward-looking statements contained in this report are based on the Trust’s current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in the Trust’s prospectus dated July 27, 2018 that forms a part of the Trust’s Registration Statement on Form S-1 (File No. 333-226132), which was filed with the Securities and Exchange Commission on July 11, 2018 and declared effective on July 27, 2018. Should one or more of these risks or uncertainties materialize, or should any of the Trust’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of July 31, 2018 (unaudited)	As of October 31, 2017
ASSETS
Investment in gold (Cost: $452,420,888 and $36,067,530, respectively) (see Notes 2.2, 2.5)	$418,219,329	$37,667,568
Total assets	$418,219,329	$37,667,568

Paid In Capital	$452,420,888	$36,067,530
Unrealized gain (loss) on investment in gold	(34,201,559)	1,600,038
NET ASSETS	$418,219,329	$37,667,568
Receipts issued, issuable and outstanding (see Note 2.3)	342,536	29,656
Net Asset Value per Receipt	$1,220.95	$1,270.15

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$, except for Troy oz data)	As of July 31, 2018 (unaudited)
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)
Investment in gold
Gold	342,536	$452,420,888	$418,219,329	100%
Total investment in gold	342,536	$452,420,888	$418,219,329	100%

	As of October 31, 2017
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)
Investment in gold
Gold	29,656	$36,067,530	$37,667,568	100%
Total investment in gold	29,656	$36,067,530	$37,667,568	100%
(1)	Calculated as investment in gold at fair value divided by net assets

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(Amounts in US$)	2018	2017	2018	2017
Net realized gain (loss) on redemption of Receipts (see Note 2.3)	$-	$(22)	$-	$(372)
Net change in unrealized gain (loss) on investment in gold (see Note 2.5)	(33,144,761)	1,513,710	(35,801,597)	1,523,288
Total gain (loss) on investment in gold	(33,144,761)	1,513,688	(35,801,597)	1,522,916

Increase (decrease) in net assets from operations	(33,144,761)	1,513,688	(35,801,597)	1,522,916
Increase (decrease) in net assets from operations per Receipt*	(103.29)	236.17	(231.53)	683.08

* - Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets

(Amounts in US$, except for Receipt data)	Nine Months Ended July 31, 2018 (unaudited)		Year Ended October 31, 2017
	Receipts	Amount	Receipts	Amount
Opening balance	29,656	$37,667,568	38	$48,336
From operations:
Net change in unrealized gain (loss) on investment in gold		(35,801,597)		1,600,049
Net realized gain (loss) on redemption of Receipts		-		(372)
From Trust Receipt activity:
Issuances	312,880	416,353,358	29,627	36,030,722
Redemptions	-	-	(9)	(11,167)
Closing balance at period end	342,536	$418,219,329	29,656	$37,667,568

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

July 31, 2018 (unaudited)

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

July 31, 2018 (unaudited)

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

July 31, 2018 (unaudited)

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

July 31, 2018 (unaudited)

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

VAULTED GOLD BULLION TRUST

July 31, 2018 (unaudited)

2.3.	Issuance and Redemption of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement.  Authorized capital is unlimited.  There are 342,536 Receipts issued and outstanding on July 31, 2018 (29,656 Receipts issued and outstanding on October 31, 2017).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee to the Initial Depositor, or exchange their Receipts for cash.  Changes in the Receipts for the nine months ended July 31, 2018 and the year ended October 31, 2017 are set out below:

(Amounts in US$, except for Receipt data)	Nine Months Ended July 31, 2018	Year Ended October 31, 2017
Number of Receipts Transactions
Opening balance	29,656	38
Receipts issued	312,880	29,627
Receipts redeemed	-	(9)
Closing balance	342,536	29,656

Amount of Receipts (at cost)
Opening balance	$36,067,530	$48,347
Issuances	416,353,358	36,030,722
Redemptions	-	(11,539)
Closing balance	$452,420,888	$36,067,530
Net Asset Value per Receipt at period end	$1,220.95	$1,270.15

VAULTED GOLD BULLION TRUST

July 31, 2018 (unaudited)

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2018 and October 31, 2017.

2.5	Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the nine months ended July 31, 2018 and the year ended October 31, 2017 are set out below:

(Amounts in US$ except for ounces data)	Nine Months Ended July 31, 2018	Year Ended October 31, 2017
Ounces of gold
Opening balance	29,656	38
Purchases	312,880	29,627
Redemptions	-	(9)
Closing balance	342,536	29,656
Investment in gold
Opening balance	$37,667,568	$48,336
Net change in unrealized gain (loss) on investment in gold	(35,801,597)	1,600,049
Net realized gain (loss) on redemption of Receipts	-	(372)
Purchases	416,353,358	36,030,722
Redemptions	-	(11,167)
Closing balance	$418,219,329	$37,667,568

VAULTED GOLD BULLION TRUST

July 31, 2018 (unaudited)

2.6.	Fees and Expenses

The expenses of the Trust are incurred by and paid for by the Initial Depositor.

The expenses of the Trust are expected to include, but are not limited to, the following:

§	any expenses or liabilities of the Trust;

§	any taxes and other governmental charges that may fall on the Trust or its property; and

§	fees and expenses of the Trustee and any indemnification of the Trustee.

Additionally, the Trustee’s and Mint’s fees are paid by the Initial Depositor and are not separate expenses of the Trust.

2.7	Related Party Transactions

On May 11, 2017, the Trust entered into the Depositary Trust Agreement with The Bank of New York Mellon, BNY Trust of Delaware, Bank of Montreal and BMO Capital Markets Corp. On July 11, 2018, the Trust entered into the Second Amended and Restated Distribution Agreement with Bank of Montreal and BMO Capital Markets Corp (the “Distribution Agreement”).

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

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). Bank of Montreal did not charge any Custody Fee during the quarter ended July 31, 2018 and the year ended October 31, 2017. None of the Deposit Fee, Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

VAULTED GOLD BULLION TRUST

July 31, 2018 (unaudited)

BMO Financial Group (“BMO”) held 342,350 Receipts as at July 31, 2018. The Net Asset Value per Receipt of those holdings is $1,220.95 for a total market value of $417,992,233 (Cost: $452,193,978). BMO held 29,480 Receipts as at October 31, 2017 with a total market value of $37,444,022 (Cost: $35,853,847).

3.	Concentration of Risk

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the value of an investment in the Receipts will decline proportionately. Subject to certain restrictions, Receipts may be redeemed after notice at the option of the holder. There is concentration risk which could trigger a termination event when Receipts are not widely held. As at July 31, 2018, BMO holds 342,350 of the Receipts issued and outstanding (29,480 as at October 31, 2017). Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

VAULTED GOLD BULLION TRUST

July 31, 2018 (unaudited)

5.	Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three and nine months ended July 31, 2018 and July 31, 2017.

	Three Months Ended July 31,		Nine Months Ended July 31,
Net Asset Value	2018	2017	2018	2017
Net asset value per Receipt, beginning of period	$1,313.20	$1,266.45	$1,270.15	$1,272.00
Change in unrealized investment in gold	$(92.25)	$1.10	$(49.20)	$(4.45)
Net Asset Value per Receipt, end of period	$1,220.95	$1,267.55	$1,220.95	$1,267.55
Total Return*	(7.02)%	0.08%	(3.87)%	(0.35)%
Portfolio Turnover	0.00%	0.01%	0.00%	0.28%

* Not annualized

6.	Subsequent Events

The Trust evaluated subsequent events from July 31, 2018 through September 14, 2018, the date the financial statements were issued. The Trust concluded that no additional subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Depositary Trust Agreement. The expenses of the Trust are borne by the Initial Depositor. There were 342,536 Gold Deposit Receipts outstanding as of July 31, 2018.

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

World Gold Supply and Demand (from calendar year 2007-2018)

The following table sets forth a summary of the world gold supply and demand from calendar year 2007-2018:

WORLD GOLD SUPPLY AND DEMAND (tonnes)	2007†	2008†	2009†	2010†	2011†	2012†	2013†	2014†	2015†	2016†	2017†	Q1 2018*	Q2 2018*
Supply
Mine Production	2,538	2,467	2,651	2,771	2,868	2,882	3,076	3,180	3,222	3,251	3,247	765	809
Scrap	1,029	1,388	1,765	1,743	1,698	1,700	1,303	1,159	1,810	1,306	1,210	316	308
Net Hedging Supply	-432	-357	-234	-106	18	-40	-39	108	21	32	-41	57	-25
Total Supply	3,134	3,497	4,182	4,407	4,584	4,543	4,340	4,446	4,422	4,590	4,415	1,139	1,092

Demand
Jewelry	2,474	2,355	1,866	2,083	2,099	2,066	2,726	2,559	2,464	1,953	2,214	523	498
Industrial Fabrication	492	479	426	480	470	432	428	411	376	366	380	97	97
…of which Electronics	345	334	295	346	342	310	306	297	267	264	277	72	72
…of which Dental & Medical	58	56	53	48	43	39	36	34	32	30	29	7	7
…of which Other Industrial	89	89	79	86	85	84	85	80	76	71	73	19	18
Net Official Sector	-484	-235	-34	77	457	544	409	466	443	269	366	85	91
Retail Investment	448	939	866	1,263	1,617	1,407	1,871	1,162	1,160	1,043	1,028	263	247
…of which Bars	238	667	562	946	1,248	1,057	1,444	886	875	786	780	202	183
…of which Coins	211	272	304	317	369	350	429	276	284	257	248	61	64
Physical Demand	2,930	3,538	3,125	3,903	4,643	4,449	5,334	4,598	4,442	3,630	3,988	968	933
Physical Surplus/Deficit	204	-40	1,057	504	-59	94	-1,094	-151	-20	959	427	171	159
ETF Inventory Build	253	321	623	384	185	279	-879	-155	-117	539	177	-29	-6
Exchange Inventory Build	-10	34	39	54	-6	-10	-98	1	-48	86	0	-4	-16
Net Balance	-39	-396	395	67	-241	-176	-117	3	146	334	250	204	181
Gold Price (London PM, US$/oz)	695.39	871.96	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,257.15	1,329.30	1,306.00

Note:	Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions. Implied net investment is the residual from combining all other Thomson Reuters GFMS data on the gold supply/demand as shown in the Summary Table. As such, it captures the net physical impact of all transactions not covered by the other supply/demand variables.

(1)	“Tonne” refers to one metric ton. This is equal to 1,000 kilograms or 32,150.7465 troy ounces.

† Source: Gold Survey 2018, GFMS, Thomson Reuters

* Source: Gold Survey H1 Update & Outlook (July 2018), GFMS, Thomson Reuters

Historic Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Gold Deposit Receipts, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from July 2007 to July 2018, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: Bloomberg (accessed August 2018)

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

In 2013, the twelve-year bull run of gold ended. 2013 opened near the annual high, and the price declined approximately 29 percent over the year to $1,204.50 per ounce on December 30, 2013. For 2013, the price of gold was impacted, in part, by improving sentiment towards the U.S. economy, which contributed to a strengthening of the U.S. dollar and equities, luring investors away from gold in the process. During 2014, the underlying driver behind investor sentiment of gold was global monetary policy. On one end, the improving economic conditions in the United States (along with the announcement of the Federal Reserve Board’s tapering measures at the end of 2013) diminished demand for gold for U.S. investors, while loosening of monetary policy in other advanced and emerging markets enhanced demand for gold globally, causing gold prices to fluctuate between a low of $1,132.00 and a high of $1,392.00 per ounce. Gold prices deteriorated throughout 2015, in part as a result of the Federal Reserve Board’s announcement that it would raise interest rates as well as a significant rally of the U.S. dollar index, falling to $1,060.00 per ounce on December 30, 2015. However, the price of gold rebounded during the first half of 2016. In July 2016, gold prices experienced a rapid increase following the United Kingdom’s referendum held on June 23, 2016 to leave the European Union (i.e., “Brexit”), reaching a 28-month high of $1,366.25 per ounce on July 6, 2016. The initial market volatility and negative sentiment in connection with Brexit has somewhat subsided and gold prices have receded from the high prices displayed during July 2016, leveling off at prices similarly exhibited during the beginning of 2016. In the first half of 2017, physical demand was up 17% compared to the same period a year earlier. In September 2017, gold prices rose to their highest level for thirteen months, but then slipped to a near five-month low by mid-December. Gold started 2018 strongly, extending the rally that followed the Federal Reserve’s interest rate hike in December 2017. This rally hit a barrier just below $1,360.00 in late January. On July 31, 2018, the price of gold was at $1,226.04, the lowest level since December 13, 2017. Geopolitical tensions and uncertainties, however, are forecasted to have a positive impact on the price of gold and drive investment through the end of the year.

As of August 29, 2018, the price of gold was $1,204.35 per ounce.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of July 31, 2018, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s prospectus dated July 27, 2018 that forms a part of the Trust’s Registration Statement on Form S-1 (File No. 333-226132).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended July 31, 2018.

Item 6.	Directors, Executive Officers and Corporate Governance

Not applicable.

Item 7.	Executive Compensation

Not applicable.

Item 8.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 9.	Certain Relationships and Related Transactions, and Director Independence

On May 11, 2017, the Trust entered into the Second Amended and Restated Depositary Trust Agreement with The Bank of New York Mellon, BNY Trust of Delaware, Bank of Montreal and BMO Capital Markets Corp. On July 11, 2018, the Trust entered into the Second Amended and Restated Distribution Agreement with Bank of Montreal and BMO Capital Markets Corp.

Item 10.	Principal Accounting Fees and Services

Audit Fees. Bank of Montreal, as Initial Depositor, was billed $57,500 for professional services rendered by KPMG LLP.

All Other Fees. There were no other fees billed for products or services provided by KPMG LLP, other than those reported in this Item 10.

Item 11.	Other Information

Not applicable.

Item 12. Exhibits

Exhibit No.	Description

1.1	Second Amended and Restated Distribution Agreement by and among the Vaulted Gold Bullion Trust, Bank of Montreal and BMO Capital Markets Cop. (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-226132) filed July 11, 2018).*

1.2	Second Amended and Restated Depositary Trust Agreement by and among Bank of Montreal, BMO Capital Markets Corp., The Bank of New York Mellon, as Trustee and BNY Mellon Trust of Delaware, as Delaware Trustee, and included as an exhibit thereto, form of Gold Deposit Receipt (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed May 12, 2017).*

10.1

Form of Gold Carrier Agreement by and among Bank of Montreal and carrier (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-211858) filed June 6, 2016).*

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

BANK OF MONTREAL
Initial Depositor of the Vaulted Gold Bullion Trust
(Registrant)

Date: September 14, 2018	/s/ Abid Chaudry
*Head, Global Structured Products BMO Capital Markets

Date: September 14, 2018	/s/ Kristina Germain
*Assistant Corporate Secretary

*  The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

