Form 10-K
period 2018-10-31
Vaulted Gold Bullion Trust
filed 2019-01-29
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2018

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
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐     No ☒

As of October 31, 2018, there were 153,304 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2018

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

The Trust issues Gold Deposit Receipts representing an undivided beneficial ownership in a fixed quantity of Gold Bullion. One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust. The Gold Bullion is held for the benefit of holders of Gold Deposit Receipts in an account operated by the Initial Depositor at the Mint.

Initial Depositor. The initial depositor of the Trust is Bank of Montreal (“Bank of Montreal” or the “Bank”). The Bank commenced business in Montreal in 1817 and was incorporated in 1821 by an Act of Lower Canada as the first Canadian chartered bank. Since 1871, the Bank has been a chartered bank under the Bank Act, and is named in Schedule I of the Bank Act (Canada) (the “Bank Act”). The Bank Act is the charter of the Bank and governs its operations. The Bank is a registered holding company under the Bank Holding Company Act of 1956 and is certified as a financial holding company under the Gramm-Leach-Bliley Act. The Bank’s head office is located at 129 rue Saint Jacques, Montreal, Quebec, H2Y 1L6, and its executive offices are located at 100 King Street West, 1 First Canadian Place, Toronto, Ontario, M5X 1A1. The Bank’s telephone number is (416) 867-6785.

Bank of Montreal brands the organization’s members as BMO Financial Group (“BFG”). BFG is a highly diversified financial services provider based in North America. Bank of Montreal offers a broad range of products and services directly and through Canadian and non-Canadian subsidiaries, offices, and branches. As of October 31, 2018, Bank of Montreal had more than 12 million customers and more than 45,000 full-time equivalent employees. The Bank has over 1,500 bank branches in Canada and the United States and operates internationally in major financial markets and trading areas through its offices in 27 other jurisdictions, including the United States. BMO Financial Corp. (“BFC”) is based in Chicago and wholly-owned by Bank of Montreal. BFC operates primarily through its subsidiary BMO Harris Bank N.A. (“BHB”), which provides banking, financing, investing, and cash management services in select markets in the U.S. Midwest. Bank of Montreal provides a full range of investment dealer services through entities, including BMO Nesbitt Burns Inc., a major fully integrated Canadian investment dealer, and BMO Capital Markets Corp., Bank of Montreal’s wholly-owned registered securities dealer in the United States.

Bank of Montreal conducts business through three operating groups: Personal and Commercial Banking (“P&C”), made up of Canadian P&C and U.S. P&C; Wealth Management; and BMO Capital Markets. Canadian P&C operates across Canada, offering a broad range of products and services, including banking, lending and treasury management. Operating predominately in the U.S. Midwest under the BMO Harris brand, U.S. P&C offers personal and commercial clients banking, lending, and treasury management products and services. Wealth Management serves a full range of client segments from mainstream to ultra-high net worth and institutional, with a broad offering of wealth management products and services including insurance. Wealth Management is a global business with an active presence in markets across Canada, the United States, Europe, the Middle East and Africa (“EMEA”), and Asia. BMO Capital Markets is a North American-based financial services provider offering a complete range of products and services to corporate, institutional and government clients. These include equity and debt underwriting, institutional sales and trading, corporate lending and project financing, mergers and acquisitions advisory services, securitization, treasury management, risk management and equity and fixed income research. Corporate Services consists of Corporate Units and Technology and Operations (“T&O”). Corporate Units provide enterprise-wide expertise and governance support in a variety of areas, including strategic planning, risk management, finance, legal and regulatory compliance, human resources, communications, marketing, real estate, procurement, data and analytics, and innovation. T&O manages, maintains and provides governance over information technology, cyber security and operations services for BFG.

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

The Trust is not actively managed and has no officers or employees. The Trust does not engage in any activities designed to obtain a profit from, or to prevent losses caused by, changes in the spot price of gold.

The Trust issues Gold Deposit Receipts upon the contribution by Bank of Montreal to the Trust of a fixed quantity of Gold Bullion purchased with the proceeds, less the deposit fee and any sales fee, from the sale of Gold Deposit Receipts. Bank of Montreal holds the Gold Bullion in an account that is operated by Bank of Montreal at the Mint in custody for the holders of Gold Deposit Receipts.

BMO Capital Markets Corp. acts as the Underwriter for the sale of Gold Deposit Receipts, pursuant to the Second Amended and Restated Distribution Agreement dated July 11, 2018, among the Trust, Bank of Montreal and BMO Capital Markets Corp. (the “Distribution Agreement”). BMO Capital Markets Corp. has entered, and will continue to enter, into dealer agreements with certain third parties that are registered broker-dealers, or banks or trust companies regulated by the Office of the Comptroller of the Currency and/or one or more state banking regulators that are either direct or indirect DTC Participants. We refer to these third parties, as well as any other dealer that becomes a party to the distribution agreement, as “Authorized Participants.” Only Authorized Participants will be involved in the distribution of Gold Deposit Receipts. Holders of Gold Deposit Receipts may elect to redeem their Gold Deposit Receipts for Gold Bullion or exchange their Gold Deposit Receipts for cash either through an Authorized Participant or through an approved registered broker-dealer or similar entity that is not an Authorized Participant.

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

Under the JOBS Act, the Trust will remain an “emerging growth company” until October 31, 2021, which is the last day of the Trust’s fiscal year following the fifth anniversary after its initial public offering of Gold Deposit Receipts, or until the earliest of:

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

Throughout 2017, gold prices experienced notable volatility. In the first half of 2017, the average physical demand was up 17 percent compared to the same period a year earlier. In September 2017, gold prices rose to their highest levels for a thirteen-month period, then fell to a near five-month low of $1,240.90 by the end of the year. Gold started 2018 strong but its rally hit a barrier just below $1,360.00 in late January 2018. The price of gold fell to its lowest level since the beginning of 2017 in mid-August 2018 at $1,178.40. Throughout 2018, individual supply and demand elements saw dramatic fluctuations. If gold markets continue to be subject to sharp fluctuations, the price of the Gold Deposit Receipts may experience significant price fluctuation and this may result in losses if you need to sell your Gold Deposit Receipts at a time when the price of gold is lower than it was when you made your investment. Even if you are able to hold Gold Deposit Receipts for the long-term, you may never experience a profit, since gold markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations.

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

In the event that a holder redeems Gold Deposit Receipts for cash or physical gold, an Authorized Participant or other broker-dealer that processes that transaction may charge additional fees.

Holders who redeem their Gold Deposit Receipts for cash or physical gold using the services of an Authorized Participant or other broker-dealer (for example, the holder’s broker) may be charged additional fees or commissions by that Authorized Participant or other broker-dealer. No additional fees (other than any applicable withdrawal and delivery fee in connection with the delivery of physical gold) will be charged by Bank of Montreal, the Trust or BMO Capital Markets Corp.

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

In order to sell or redeem Gold Deposit Receipts for cash or physical gold, a holder must provide a notice to the Trust through an Authorized Participant or other broker-dealer. Except when sales or redemptions have been suspended, once a notice has been received, it can no longer be revoked by the holder under any circumstances, though it may be rejected by the Trust if it does not comply with the requirements for such notice.

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

Bank of Montreal is the Initial Depositor of the Trust and holds Gold Bullion that it will transfer to the Trust from time to time in connection with the sale by the Trust of the Gold Deposit Receipts. The price at which Gold Deposit Receipts are sold to the public is equal to the price at which Gold Bullion is transferred to the Trust by Bank of Montreal. Transactions in the Gold Deposit Receipts will be executed promptly by BMO Capital Markets Corp. and Bank of Montreal. Bank of Montreal may earn revenues (or suffer losses) from the sale of Gold Bullion to the Trust. As discussed above, under “Purchasing activity in the gold market associated with the delivery of Gold Bullion to the Trust in exchange for Gold Deposit Receipts may cause a temporary increase in the price of gold. This increase may adversely affect an investment in the Gold Deposit Receipts,” activity in the gold market may affect the price of Gold Deposit Receipts. In addition to acting as the Initial Depositor, Bank of Montreal also redeems the Gold Deposit Receipts for Gold Bullion and purchases the Gold Deposit Receipts for cash. Furthermore, BMO Capital Markets Corp. acts as the Underwriter of the continuous offerings of Gold Deposit Receipts and as the calculation agent responsible for calculating the spot price of gold, using the spot price of gold reflected on EBS as the source for the spot price of gold, without adjustment or modification. Each party plays various roles, which may give rise to certain conflicts of interest of which you should be aware.

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

If a holder of Gold Deposit Receipts exercises its option to redeem Gold Deposit Receipts for Gold Bullion, the holder’s Gold Bullion will be transported by a third-party service carrier (“Service Carrier”). Because ownership of Gold Bullion will transfer to such holder at the time Bank of Montreal surrenders the Gold Bullion to the Service Carrier, the redeeming holder will bear the risk of loss from the moment the Service Carrier takes possession of the Gold Bullion on behalf of such holder. Under the terms of the Gold Carrier Agreement, in the event of any loss or damage in connection with the delivery of the Gold Bullion, such holder will not be able to claim damages from the Service Carrier, nor will such holder be able to claim damages from Bank of Montreal, the Trust or the Mint.

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

Transactions through an Authorized Participant or other broker-dealer are subject to risks related to that Authorized Participant or other broker-dealer.

All transactions in the Gold Deposit Receipts will take place through an Authorized Participant or other broker-dealer, and you assume the risks of the Authorized Participant’s or broker-dealer’s failure to fulfill its obligations to you.

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

In the case of the failure of a brokerage firm that is a member of the Securities Investor Protection Corporation (the “SIPC”), the SIPC would protect customers against the loss of cash and securities. The SIPC does not protect commodity or related futures contracts or investment contracts. The Gold Deposit Receipts are not commodity futures or investment contracts. In the opinion of Mayer Brown LLP, the Gold Deposit Receipts should be viewed as securities for which SIPC protection should be available. However, given that the Gold Deposit Receipts are novel instruments, there can be no assurance that the SIPC or a court having jurisdiction on this matter would concur with this legal conclusion.

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

You should consider the applicable tax consequences of an investment in the Gold Deposit Receipts, and indirectly, in Gold Bullion.

You should consult with your own tax advisors in order to determine the impact of applicable taxes on your investment.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. As of October 31, 2018, there were 153,304 Gold Deposit Receipts outstanding.

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

World Gold Supply and Demand (from calendar year 2008-2018)

The following table sets forth a summary of the world gold supply and demand from calendar year 2008-2018:

WORLD GOLD SUPPLY AND DEMAND (tonnes)(1) Supply	2008†	2009†	2010†	2011†	2012†	2013†	2014†	2015†	2016†	2017†	2018 (Q1)*	2018 (Q2)*	2018 (Q3)*

Mine Production	2,467	2,651	2,771	2,868	2,882	3,076	3,180	3,222	3,251	3,247	764	810	852
Scrap	1,388	1,765	1,743	1,698	1,700	1,303	1,159	1,810	1,306	1,210	316	313	311
Net Hedging Supply	-357	-234	-106	18	-40	-39	108	21	32	-41	57	-41	-45
Total Supply	3,497	4,182	4,407	4,584	4,543	4,340	4,446	4,422	4,590	4,415	1,137	1,082	1,118

Demand
Jewelry	2,355	1,866	2,083	2,099	2,066	2,726	2,559	2,464	1,953	2,214	523	496	532
Industrial Fabrication	479	426	480	470	432	428	411	376	366	380	98	99	100
…of which Electronics	334	295	346	342	310	306	297	267	264	277	72	73	74
…of which Dental & Medical	56	53	48	43	39	36	34	32	30	29	7	7	7
…of which Other Industrial	89	79	86	85	84	85	80	76	71	73	19	18	19
Net Official Sector	-235	-34	77	457	544	409	466	443	269	366	86	106	130
Retail Investment	939	866	1,263	1,617	1,407	1,871	1,162	1,160	1,043	1,028	262	237	248
…of which Bars	667	562	946	1,248	1,057	1,444	886	875	786	780	199	176	175
…of which Coins	272	304	317	369	350	429	276	284	257	248	63	61	73

Physical Demand	3,538	3,125	3,903	4,643	4,449	5,334	4,598	4,442	3,630	3,988	968	938	1,010
Physical Surplus/Deficit	-40	1,057	504	-59	94	-1,094	-151	-20	959	427	169	143	108

ETF Inventory Build	321	623	384	185	279	-879	-155	-117	539	177	29	22	-91
Exchange Inventory Build	34	39	54	-6	-10	-98	1	-48	86	0	-4	-16	-6

Net Balance	-396	395	67	-241	-176	-117	3	146	334	250	145	137	204
Gold Price (London PM, US$/oz)	871.96	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,257.15	1,329.30	1,306.00	1,231.20

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

* Source: Gold Survey 2018: Q3 Update & Outlook, GFMS, Thomson Reuters

Historic Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Gold Deposit Receipts, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 2008 to October 2018, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: Bloomberg (accessed Oct. 2018)

In the first quarter of 2008, the price of gold steadily increased and then reached a new high of $1,011.25 on March 17, 2008. By the end of December 2008, however, the price of gold had fallen to $869.75. Gold prices were quite volatile between the March 2008 high and the end of December 2008 with run-ups and falls of over $150 in each direction. The significant price movements reflect the battles between inflationary and deflationary pressures, U.S. Dollar strengthening against many major currencies and global economic uncertainty going into 2009.

The price of gold continued its upward trend in 2009. After rallying to $1,212.50 per ounce in early December 2009, it fell back down to $1,087.50 per ounce to close the year following the collapse of Lehman Brothers. This still resulted in a gain of over 25 percent for 2009. Upward price movement for gold price continued in 2010, reaching a new pre-inflation adjusted record high of $1,421.00 per ounce on November 9, 2010 and closing at $1,405.50 per ounce on December 30, 2010. In August 2011, the price of gold experienced a notable increase partially due to the first U.S. downgrade by Standard & Poor’s, reaching a high of $1,895.00 per ounce on September 5, 2011. By December 29, 2011, the price of gold had fallen to $1,531.00 per ounce. The annual average price of gold in 2012 was 6.2 percent higher than 2011, reaching a high of $1,791.75 on October 4, 2012. In particular, uncertainty over U.S. monetary policy became an increasingly significant driver of market appetite towards the end of 2012, and on December 28, 2012, the price of gold had fallen slightly to $1,657.50 per ounce.

In 2013, the twelve-year bull run of gold ended. 2013 opened near the annual high, and the price declined approximately 29 percent over the year to $1,204.50 per ounce on December 30, 2013. For 2013, the price of gold was impacted, in part, by improving sentiment towards the U.S. economy, which contributed to a strengthening of the U.S. dollar and equities, luring investors away from gold in the process. During 2014, the underlying driver behind investor sentiment of gold was global monetary policy. On one end, the improving economic conditions in the United States (along with the announcement of the Federal Reserve Board’s tapering measures at the end of 2013) diminished demand for gold for U.S. investors, while loosening of monetary policy in other advanced and emerging markets enhanced demand for gold globally, causing gold prices to fluctuate between a low of $1,132.00 and a high of $1,392.00 per ounce. Gold prices deteriorated throughout 2015, in part as a result of the Federal Reserve Board’s announcement that it would raise interest rates as well as a significant rally of the U.S. dollar index, falling to $1,060.00 per ounce on December 30, 2015. However, the price of gold rebounded during the first half of 2016. In July 2016, gold prices experienced a rapid increase following the United Kingdom’s referendum held on June 23, 2016 to leave the European Union (i.e., “Brexit”), reaching a 28-month high of $1,366.25 per ounce on July 6, 2016. The initial market volatility and negative sentiment in connection with Brexit has somewhat subsided and gold prices have receded from the high prices displayed during July 2016, leveling off at prices similarly exhibited during the beginning of 2016. Gold prices rallied robustly in the first seven months of 2016 before leveling off for much of the third quarter. Gold hit a near eleven-month low price of $1,125.70 per ounce in late December and ended the year 8 percent higher than it started. This lower price followed a few days after the Federal Reserve raised interest rates on December 15, 2016.

In the first half of 2017, physical demand was up 17 percent compared to the same period a year earlier. In September 2017, gold prices rose to their highest level for thirteen months, but then slipped to a near five-month low by mid-December. Gold prices near $1,300.00 per ounce in the later half of 2017 indicated that physical demand had slipped compared to prior quarters. The final weeks of 2017 saw gold prices recover the bulk of previous losses as the dollar weakened against other major currencies after the Federal Reserve reiterated that a gradual path of rate increases remained appropriate even in light of the new tax reform. Gold closed at $1,291.00 per ounce on December 28, 2017.

Gold started 2018 strongly, extending the rally that followed the Federal Reserve’s interest rate hike in December 2017. This rally hit a barrier just below $1,360.00 in late January. While gold started off to a positive year in 2018, a recovery in the U.S. dollar weakened prices and uncertainty on the U.S-China trade front weakened the yuan, further pulling gold down. In mid-August 2018, the price of gold was at $1,178.40, which was both the lowest price point for the year-to-date and the lowest since the start of 2017. By the end of August, gold prices had gone down approximately 7.7 percent in 2018. A short-covering rally occurred in early October 2018.

As of January 25, 2019, the price of gold was $1,293.90 per ounce.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, conditions, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Initial Depositor’s fee, the Initial Depositor has agreed to assume the expenses incurred by the Trust.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The Trust prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Bank of Montreal, Bank of New York Mellon and Receipt Holders of the Vaulted Gold Bullion Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of the Vaulted Gold Bullion Trust (the Trust), including the schedules of investments, as of October 31, 2018 and 2017, the related statements of operations and changes in net assets for each of the years ended October 31, 2018 and 2017 and the period from August 5, 2016 (commencement of operations) through October 31, 2016, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of October 31, 2018 and 2017, and the results of its operations and changes in its net assets for each of the years ended October 31, 2018 and 2017 and the period from August 5, 2016 through October 31, 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2016.

New York, New York
January 29, 2019

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of October 31, 2018	As of October 31, 2017
ASSETS
Investment in gold (Cost: $203,470,539 and $36,067,530, respectively) (see Notes 2.2, 2.5)	$186,256,695	$37,667,568
Total assets	$186,256,695	$37,667,568

Paid In Capital	$203,470,539	$36,067,530
Unrealized gain (loss) on investment in gold	(17,213,844)	1,600,038
NET ASSETS	$186,256,695	$37,667,568

Receipts issued, issuable and outstanding (see Note 2.3)	153,304	29,656
Net Asset Value per Receipt	$1,214.95	$1,270.15

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$, except for Troy oz data)	As of October 31, 2018
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,304	$203,470,539	$186,256,695	100%
Total investment in gold	153,304	$203,470,539	$186,256,695	100%

	As of October 31, 2017
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	29,656	$36,067,530	$37,667,568	100%
Total investment in gold	29,656	$36,067,530	$37,667,568	100%

(1)	Calculated as investment in gold at fair value divided by net assets.

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(Amounts in US$)	Year Ended October 31, 2018	Year Ended October 31, 2017	Period from August 5, 2016 (commencement of operations) through October 31, 2016

Net realized gain (loss) on redemption of Receipts (see Note 2.3)	$(18,134,617)	$(372)	$-

Net change in unrealized gain (loss) on investment in gold (see Note 2.5)	(18,813,882)	1,600,049	(11)

Total gain (loss) on investment in gold	(36,948,499)	1,599,677	(11)

Increase (decrease) in net assets from operations	(36,948,499)	1,599,677	(11)

Increase (decrease) in net assets from operations per Receipt*	(190.24)	175.01	(0.28)

* - Based on weighted average number of Receipts issued and outstanding over the period.

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets

	Year Ended October 31, 2018		Year Ended October 31, 2017		Period from August 5, 2016 (commencement of operations) through October 31, 2016

(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount	Receipts	Amount
Opening balance	29,656	$37,667,568	38	$48,336	-	$-

From Operations:
Net change in unrealized gain (loss) on investment in gold		(18,813,882)		1,600,049		(11)

Net realized gain (loss) on redemption of Receipts		(18,134,617)		(372)		-

From Trust Receipt activity:
Issuances	312,880	416,353,358	29,627	36,030,722	22	27,995
Redemptions	(189,232)	(230,815,732)	(9)	(11,167)	-	-
Receipts issuable	-	-	-	-	16	20,352
Closing balance at period end	153,304	$186,256,695	29,656	$37,667,568	38	$48,336

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

For the year ended October 31, 2018

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

The Trust is intended to hold Gold for the benefit of owners of Gold Deposit Receipts (“Receipts”). One Receipt represents the undivided beneficial ownership of one troy ounce of Gold. Investors (through registered broker-dealers, or banks or trust companies that become party to the distribution agreement (“Authorized Participants”)) are able to acquire, hold, transfer and surrender only whole Receipts (i.e. no fractional interests), with a minimum of one Receipt per transaction. The Trustee will perform only administrative and ministerial acts. The property of the Trust will consist of the Gold and all monies or other property, if any, received by the Trustee. The fiscal year end for the Trust is October 31.

2. Significant Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Trust.

2.1. Basis of Accounting

The Trust is an investment company for financial reporting purpose in accordance with GAAP and is not registered as an investment company under the Investment Company Act of 1940 nor is it required to register under such act.

2.2. Valuation of Gold

The Gold is held for the benefit of holders of the Receipts in a custodial account operated by Bank of Montreal at the Royal Canadian Mint (the “Mint”) and is valued, for financial statement purposes, at fair value. Fair value is determined by the LBMA (PM) Gold Price, which is set using the afternoon session of the ICE Benchmark Association (“IBA”) equilibrium auction.

The Trust follows GAAP guidance for determining fair value and GAAP requires disclosure regarding the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

For the year ended October 31, 2018

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

For the year ended October 31, 2018

2.3. Issuance and Redemption of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement. Authorized capital is unlimited. There are 153,304 Receipts issued and outstanding on October 31, 2018 (29,656 Receipts issued and outstanding on October 31, 2017).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts will have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee to the Initial Depositor, or exchange their Receipts for cash. Changes in the Receipts for the year ended October 31, 2018, the year ended October 31, 2017, and the period from August 5, 2016 (commencement of operations) through October 31, 2016 are set out below:

(Amounts in US$ except for Receipt and per Receipt data)	Year Ended October 31, 2018	Year Ended October 31, 2017	Period from August 5, 2016 (commencement of operations) through October 31, 2016
Number of Receipts Transactions
Opening balance	29,656	38	-
Receipts issued	312,880	29,627	22
Receipts issuable	-	-	16
Receipts redeemed	(189,232)	(9)	-
Closing balance	153,304	29,656	38

Amount of Receipts (at cost)
Opening balance	$36,067,530	$48,347	$-
Issuances	416,353,358	36,030,722	27,995
Receipts issuable	-	-	20,352
Redemptions	(248,950,349)	(11,539)	-
Closing balance	$203,470,539	$36,067,530	$48,347
Net Asset Value per Receipt at period end	$1,214.95	$1,270.15	$1,272.00

2.4. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2018 and October 31, 2017.

VAULTED GOLD BULLION TRUST

For the year ended October 31, 2018

2.5. Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the year ended October 31, 2018 and the year ended October 31, 2017 are set out below:

(Amounts in US$, except for ounces data)	Year Ended October 31, 2018	Year Ended October 31, 2017

Ounces of gold
Opening balance	29,656	38
Purchases	312,880	29,627
Redemptions	(189,232)	(9)
Closing Balance	153,304	29,656

Investment in gold
Opening balance	$37,667,568	$48,336
Net change in unrealized gain (loss) on investment in gold	(18,813,882)	1,600,049

Net realized gain (loss) on redemption of Receipts	(18,134,617)	(372)

Purchases	416,353,358	36,030,722
Redemptions	(230,815,732)	(11,167)
Closing balance	$186,256,695	$37,667,568

2.6. Fees and Expenses

The expenses of the Trust are borne by the Initial Depositor.

The expenses of the Trust are expected to include, but are not limited to, the following:

•	any expenses or liabilities of the Trust;

•	any taxes and other governmental charges that may fall on the Trust or its property; and

•	fees and expenses of the Trustee and any indemnification of the Trustee.

Additionally, the Trustee’s and Mint’s fees are paid by the Initial Depositor and are not separate expenses of the Trust.

VAULTED GOLD BULLION TRUST

For the year ended October 31, 2018

2.7. Related Party Transactions

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

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). Bank of Montreal did not charge any Custody Fee during years ended 2018, 2017, and the period from August 5, 2016 (commencement of operations) to October 31, 2016. None of the Deposit Fee, Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

BMO Financial Group (“BMO”) held 153,118 Receipts as at October 31, 2018. The Net Asset Value per Receipt of those holdings is 1,214.95 for a total market value of $186,030,714 (Cost: $203,243,629). BMO held 29,480 Receipts as at October 31, 2017 with a total market value of $37,444,022 (Cost: $35,853,847).

2.8. New Accounting Pronouncement

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework --Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for annual periods beginning after December 15, 2019. Management is currently assessing the potential impact of these changes to future financial statements.

VAULTED GOLD BULLION TRUST

For the year ended October 31, 2018

3. Concentration of Risk

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the value of an investment in the Receipts will decline proportionately. Subject to certain restrictions stated in the Trust’s prospectus, Receipts may be redeemed after notice at the option of the holder. There is concentration risk which could trigger a termination event when Receipts are not widely held. As at October 31, 2018, BMO held 153,118 of the Receipts issued and outstanding (29,480 as at October 31, 2017). Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

5. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of the Receipts outstanding for the year ended October 31, 2018, the year ended October 31, 2017, and the period from August 5, 2016 (commencement of operations) through October 31, 2016.

Net Asset Value	Year Ended October 31, 2018	Year Ended October 31, 2017	Period from August 5, 2016 (commencement of operations) through October 31, 2016

Net Asset Value per Receipt, beginning of period	$1,270.15	$1,272.00	$0.00
Change in unrealized investment in gold	$(55.20)	$(1.85)	$(0.28)
Net Asset Value per Receipt, end of period	$1,214.95	$1,270.15	$1,272.00
Total Return*	(4.35)%	(0.15)%	(0.02)%
Portfolio Turnover	100.28%	0.10%	0.00%

* - Not annualized

6. Subsequent Events

The Trust evaluated subsequent events from October 31, 2018 through January 28, 2019, the date the financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of October 31, 2018, the Trust’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The management of the Initial Depositor has assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2018. In making its assessment, the management of the Initial Depositor has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Management concluded that based on its assessment, the Trust’s internal control over financial reporting was effective as of October 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s fiscal year ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

Item 9B. Other Information

None.

18

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

Item 14. Principal Accounting Fees and Services

Audit Fees. For the year ended October 31, 2018, Bank of Montreal, as Initial Depositor, was billed $90,000 for professional services rendered for the audit and review of the Trust’s financial statements by KPMG LLP.

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

(a)3. Exhibits.

A list of exhibits required to be filed as part of this Annual Report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

19

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

Exhibit No.	Description

1.1	Second Amended and Restated Distribution Agreement by and among the Vaulted Gold Bullion Trust, Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-226132) filed July 11, 2018).*

1.2	Second Amended and Restated Depositary Trust Agreement by and among Bank of Montreal, BMO Capital Markets Corp., The Bank of New York Mellon, as Trustee and BNY Mellon Trust of Delaware, as Delaware Trustee, and included as an exhibit thereto, form of Gold Deposit Receipt (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed May 12, 2017).*

10.1	Form of Gold Carrier Agreement by and among Bank of Montreal and Carrier (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-211858) filed June 6, 2016).*

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.

20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

BANK OF MONTREAL
Initial Depositor of the Vaulted Gold Bullion Trust
(Registrant)

Date: January 29, 2019	/s/ Abid Chaudry
*Head, Global Structured Products
BMO Capital Markets

Date: January 29, 2019	/s/ Monica Fitzpatrick
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

21