Form 10-Q
period 2019-01-31
Vaulted Gold Bullion Trust
filed 2019-03-18
CIK 1593812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

Form 10-Q

____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2019, there were 153,331 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

 FORM 10-Q

 FOR THE QUARTER ENDED JANUARY 31, 2019

 INDEX

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

The forward-looking statements contained in this report are based on the Trust’s current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in the Trust’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2019. Should one or more of these risks or uncertainties materialize, or should any of the Trust’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of January 31, 2019 (Unaudited)	As of October 31, 2018

ASSETS
Investment in gold (Cost: $203,511,501 and $203,470,539, respectively) (see Notes 2.2, 2.5)	$202,901,862	$186,256,695
Total assets	$202,901,862	$186,256,695

Paid In Capital	$203,504,943	$203,470,539
Receipts Issuable	6,558	-
Unrealized gain (loss) on investment in gold	(609,639)	(17,213,844)
NET ASSETS	$202,901,862	$186,256,695

Receipts issued, issuable and outstanding (see Note 2.3)	153,336	153,304
Net Asset Value per Receipt	$1,323.25	$1,214.95

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$, except for Troy oz data)	As of January 31, 2019 (Unaudited)
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,336	$203,511,501	$202,901,862	100%
Total investment in gold	153,336	$203,511,501	$202,901,862	100%

	As of October 31, 2018
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,304	$203,470,539	$186,256,695	100%
Total investment in gold	153,304	$203,470,539	$186,256,695	100%

(1)	Calculated as investment in gold at fair value divided by net assets

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(Unaudited)

(Amounts in US$)

	Three Months Ended January 31, 2019	Three Months Ended January 31, 2018

Net realized gain (loss) on redemption of Receipts (see Note 2.3)	$(434)	$-
Net change in unrealized gain (loss) on investment in gold (see Note 2.5)	16,604,205	2,955,828
Total gain (loss) on investment in gold	16,603,771	2,955,828

Increase (decrease) in net assets from operations	16,603,771	2,955,828

Increase (decrease) in net assets from operations per Receipt*	108.31	76.91

•	Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended January 31, 2019		Three Months Ended January 31, 2018

(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount
Opening balance	153,304	$186,256,695	29,656	$37,667,568

From Operations:
Net change in unrealized gain (loss) on investment in gold		16,604,205		2,955,828
Net realized gain (loss) on redemption of Receipts		(434)		-

From Trust Receipt activity:
Issuances	32	41,117	9,497	12,039,347
Redemptions	(5)	(6,279)	-	-
Receipts issuable	5	6,558	-	-
Closing balance at period end	153,336	$202,901,862	39,153	$52,662,743

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

January 31, 2019

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

January 31, 2019

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

The Trust is an investment company for financial reporting purpose in accordance with GAAP and is not registered as an investment company under the 1940 Act nor is it required to register under such act.

VAULTED GOLD BULLION TRUST

January 31, 2019

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

The Trust records its investment in gold at fair value and recognizes changes in fair value of the investment in gold as changes in unrealized gains or losses on investment in gold through the Statement of Operations. Realized gains and losses on the redemption of Receipts, are calculated as the difference between the fair value and cost of gold redeemed. Realized gains and losses are recorded using the specific identification method for cost relief.

VAULTED GOLD BULLION TRUST

January 31, 2019

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

January 31, 2019

(Unaudited)

2.3.	Issuance and Redemption of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement.  Authorized capital is unlimited.  There are 153,331 Receipts issued and outstanding and 5 Receipts issuable for gold allocated to the Trust on January 31, 2019 (153,304 Receipts issued and outstanding on October 31, 2018).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee to the Initial Depositor, or exchange their Receipts for cash.  Changes in the Receipts for the three months ended January 31, 2019 and January 31, 2018 are set out below:

	Three Months Ended January 31,
(Amounts in US$, except for Receipt and per Receipt data)	2019	2018
Number of Receipts Transactions
Opening balance	153,304	29,656
Receipts issued	32	9,497
Receipts issuable	5	-
Receipts redeemed	(5)	-
Closing balance	153,336	39,153

Amount of Receipts (at cost)
Opening balance	$203,470,539	$36,067,530
Issuances	41,117	12,039,347
Receipts issuable	6,558	-
Redemptions	(6,713)	-
Closing balance	$203,511,501	$48,106,877
Net Asset Value per Receipt at period end	$1,323.25	$1,345.05

VAULTED GOLD BULLION TRUST

January 31, 2019

(Unaudited)

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2019 and October 31, 2018.

2.5.	Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the three months ended January 31, 2019 and the year ended October 31, 2018 are set out below:

(Amounts in US$ except for ounces data)	Three Months Ended January 31, 2019	Year Ended October 31, 2018
Ounces of gold
Opening balance	153,304	29,656
Purchases	37	312,880
Redemptions	(5)	(189,232)
Closing balance	153,336	153,304

Investment in gold
Opening balance	$186,256,695	$37,667,568
Net change in unrealized gain (loss) on investment in gold	16,604,205	(18,813,882)
Net realized gain (loss) on redemption of Receipts	(434)	(18,134,617)
Purchases	47,675	416,353,358
Redemptions	(6,279)	(230,815,732)
Closing balance	$202,901,862	$186,256,695

VAULTED GOLD BULLION TRUST

January 31, 2019

(Unaudited)

2.6.	Fees and Expenses

The expenses of the Trust are borne by the Initial Depositor.

The expenses of the Trust are expected to include, but are not limited to, the following:

•	any expenses or liabilities of the Trust;

•	any taxes and other governmental charges that may fall on the Trust or its property; and

•	fees and expenses of the Trustee and any indemnification of the Trustee.

Additionally, the Trustee’s and Mint’s fees are paid by the Initial Depositor and are not separate expenses of the Trust.

2.7.	Related Party Transactions

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

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). Bank of Montreal did not charge any Custody Fee during the quarter ended January 31, 2019 or for the year ended October 31, 2018. None of the Deposit Fee, Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

BMO Financial Group (“BMO”) held 153,118 Receipts as at January 31, 2019. The Net Asset Value per Receipt of those holdings is $1,323.25 for a total market value of $202,613,394 (Cost: $203,243,629). BMO held 153,118 Receipts as at October 31, 2018 with a total market value of $186,030,714 (Cost: $203,243,629).

VAULTED GOLD BULLION TRUST

January 31, 2019

(Unaudited)

2.8.	New Accounting Pronouncement

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework --Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for annual periods beginning after December 15, 2019. Management is currently assessing the potential impact of these changes to future financial statements.

3.	Concentration of Risk

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the value of an investment in the Receipts will decline proportionately. Subject to certain restrictions stated in the Trust’s prospectus, Receipts may be redeemed after notice at the option of the holder. There is concentration risk which could trigger a termination event when Receipts are not widely held. As at January 31, 2019, BMO held 153,118 of the Receipts issued and outstanding (153,118 as at October 31, 2018). Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

January 31, 2019

(Unaudited)

5.	Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three months ended January 31, 2019 and January 31, 2018.

Net Asset Value	Three Months Ended January 31, 2019	Three Months Ended January 31, 2018

Net asset value per Receipt, beginning of period	$1,214.95	$1,270.15
Change in unrealized investment in gold	$108.30	$74.90
Net Asset Value per Receipt, end of period	$1,323.25	$1,345.05
Total Return*	8.91%	5.90%
Portfolio Turnover	0.00%	0.00%

* - Not annualized

6.	Subsequent Events

The Trust evaluated subsequent events from January 31, 2019 through March 18, 2019, the date the financial statements were issued. The Trust concluded that no additional subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. As of January 31, 2019, there were 153,331 Gold Deposit Receipts outstanding.

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

World Gold Supply and Demand (from calendar year 2008-2018)

The following table sets forth a summary of the world gold supply and demand from calendar year 2008-2018:

WORLD GOLD SUPPLY AND DEMAND (tonnes)(1)	2008†	2009†	2010†	2011†	2012†	2013†	2014†	2015†	2016†	2017†	2018 (Q1)*	2018 (Q2)*	2018 (Q3)*	2018 (Q4)*
Supply
Mine Production	2,467	2,651	2,771	2,868	2,882	3,076	3,180	3,222	3,251	3,247	764	807	851	821
Scrap	1,388	1,765	1,743	1,698	1,700	1,303	1,159	1,810	1,306	1,210	316	312	308	299
Net Hedging Supply	-357	-234	-106	18	-40	-39	108	21	32	-41	57	-40	-38	-39
Total Supply	3,497	4,182	4,407	4,584	4,543	4,340	4,446	4,422	4,590	4,415	1,138	1,080	1,121	1,082
Demand
Jewelry	2,355	1,866	2,083	2,099	2,066	2,726	2,559	2,464	1,953	2,214	531	505	531	570
Industrial Fabrication	479	426	480	470	432	428	411	376	366	380	97	98	100	99
…of which Electronics	334	295	346	342	310	306	297	267	264	277	71	73	74	74
…of which Dental & Medical	56	53	48	43	39	36	34	32	30	29	7	7	7	7
…of which Other Industrial	89	79	86	85	84	85	80	76	71	73	19	18	19	19
Net Official Sector	-235	-34	77	457	544	409	466	443	269	366	85	106	130	196
Retail Investment	939	866	1,263	1,617	1,407	1,871	1,162	1,160	1,043	1,028	263	241	263	296
…of which Bars	667	562	946	1,248	1,057	1,444	886	875	786	780	199	177	182	220
…of which Coins	272	304	317	369	350	429	276	284	257	248	64	64	81	77
Physical Demand	3,538	3,125	3,903	4,643	4,449	5,334	4,598	4,442	3,630	3,988	975	951	1,079	1,162
Physical Surplus/Deficit	-40	1,057	504	-59	94	-1,094	-151	-20	959	427	163	129	41	-80
ETF Inventory Build	321	623	384	185	279	-879	-155	-117	539	177	29	22	-105	114
Exchange Inventory Build	34	39	54	-6	-10	-98	1	-48	86	0	-6	-15	-5	4
Net Balance	-396	395	67	-241	-176	-117	3	146	334	250	140	122	151	-198
Gold Price (London PM, US$/oz)	871.96	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,257.15	1,329.30	1,306.00	1,213.20	1,266.3

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from January 2009 to January 2019, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: LBMA.org.uk (accessed March 2019)

The price of gold followed an upward trend in 2009. After rallying to $1,212.50 per ounce in early December 2009, it fell back down to $1,087.50 per ounce to close the year following the collapse of Lehman Brothers. This still resulted in a gain of over 25 percent for 2009. Upward price movement for gold price continued in 2010, reaching a new pre-inflation adjusted record high of $1,421.00 per ounce on November 9, 2010 and closing at $1,405.50 per ounce on December 30, 2010. In August 2011, the price of gold experienced a notable increase partially due to the first U.S. downgrade by Standard & Poor’s, reaching a high of $1,895.00 per ounce on September 5, 2011. By December 29, 2011, the price of gold had fallen to $1,531.00 per ounce. The annual average price of gold in 2012 was 6.2 percent higher than 2011, reaching a high of $1,791.75 on October 4, 2012. In particular, uncertainty over U.S. monetary policy became an increasingly significant driver of market appetite towards the end of 2012, and on December 28, 2012, the price of gold had fallen slightly to $1,657.50 per ounce.

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

Gold started 2018 strongly, extending the rally that followed the Federal Reserve’s interest rate hike in December 2017. This rally hit a barrier just below $1,360.00 in late January. While gold started off to a positive year in 2018, a recovery in the U.S. dollar weakened prices and uncertainty on the U.S-China trade front weakened the yuan, further pulling gold down. In mid-August 2018, the price of gold was at $1,178.40, which was both the lowest price point for the year-to-date and the lowest since the start of 2017. By the end of August, gold prices had gone down approximately 7.7 percent in 2018. Investment sector demand grew in the fourth quarter of 2018, as a short covering rally in net managed positions on COMEX pushed up net short positions into net long positions for the first time since July 2018. Official sector purchases rose to 196 tonnes in the last quarter of 2018, their highest quarterly level in 50 years. A January 2019 study by the World Gold Council, an industry trade group, reported that the amount of gold purchased by central banks reached 651 tonnes in 2018, the highest level since 1967. Gold closed at $1,279.00 per ounce on December 28, 2018.

On January 30, 2019, the Federal Reserve announced it would keep its target range for its benchmark interest rate at 2.25% to 2.5% and declared it would be “patient” in deciding when to raise interest rates again. Gold closed at $1,323.25 per ounce on January 31, 2019.

As of March 15, 2019, the price of gold was $1,303.50 per ounce.

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

Critical Accounting Policies

The Trust prepares its financial statements in accordance with GAAP.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of January 31, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Form 10-K filed with the SEC on January 29, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended January 31, 2019.

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

Audit Fees. Bank of Montreal, as the Initial Depositor, was billed $18,750 for professional services rendered by KPMG LLP.

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

BANK OF MONTREAL Initial Depositor of the Vaulted Gold Bullion Trust (Registrant)

Date: March 18, 2019	/s/ Abid Chaudry
*Head, Global Structured Products BMO Capital Markets

Date: March 18, 2019	/s/ Monica Fitzpatrick
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

