Form 10-Q
period 2019-04-30
Vaulted Gold Bullion Trust
filed 2019-06-14
CIK 1593812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

Form 10-Q

____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2019

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

(212) 885-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2019, there were 153,346 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of April 30, 2019 (Unaudited)	As of October 31, 2018
ASSETS
Investment in gold (Cost: $203,524,686 and $203,470,539, respectively) (see Notes 2.2, 2.5)	$196,635,576	$186,256,695
Total assets	$196,635,576	$186,256,695

Paid In Capital	$203,524,686	$203,470,539
Unrealized gain (loss) on investment in gold	(6,889,110)	(17,213,844)
NET ASSETS	$196,635,576	$186,256,695

Receipts issued, issuable and outstanding (see Note 2.3)	153,346	153,304
Net Asset Value per Receipt	$1,282.30	$1,214.95

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$, except for Troy oz data)	As of April 30, 2019 (Unaudited)
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,346	$203,524,686	$196,635,576	100%
Total investment in gold	153,346	$203,524,686	$196,635,576	100%

	As of October 31, 2018
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,304	$203,470,539	$186,256,695	100%
Total investment in gold	153,304	$203,470,539	$186,256,695	100%

(1)	Calculated as investment in gold at fair value divided by net assets

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(Unaudited)

(Amounts in US$)

	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	Six Months Ended April 30, 2019	Six Months Ended April 30, 2018

Net realized gain (loss) on redemption of Receipts (see Note 2.3)	$-	$-	$(434)	$-
Net change in unrealized loss on investment in gold	(6,279,471)	(5,612,663)	10,324,734	(2,656,835)
Total gain (loss) on investment in gold	(6,279,471)	(5,612,663)	10,324,300	(2,656,835)

Increase (decrease) in net assets from operations	(6,279,471)	(5,612,663)	10,324,300	(2,656,835)

Increase (decrease) in net assets from operations per Receipt*	(40.95)	(54.56)	67.34	(37.89)
Weighted average number of receipts	153,338	102,880	153,321	70,121

* - Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended April 30, 2019		Three Months Ended April 30, 2018		Six Months Ended April 30, 2019		Six Months Ended April 30, 2018
(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount	Receipts	Amount	Receipts	Amount

Opening balance	153,336	$202,901,862	39,153	$52,662,743	153,304	$186,256,695	29,656	$37,667,568
From Operations:
Net change in unrealized gain (loss) on investment in gold		(6,279,471)		(5,612,663)		10,324,734		(2,656,835)
Net realized loss on redemption of Receipts		-		-		(434)		-
From Trust Receipt activity:
Issuances	10	13,185	170,695	228,522,314	47	60,860	180,192	240,561,661
Redemptions	-	-	-	-	(5)	(6,279)	-	-

Closing balance at period end	153,346	$196,635,576	209,848	$275,572,394	153,346	$196,635,576	209,848	$275,572,394

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

April 30, 2019

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

April 30, 2019

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

The Trust is an investment company for financial reporting purposes in accordance with GAAP and is not registered as an investment company under the 1940 Act nor is it required to register under such act.

VAULTED GOLD BULLION TRUST

April 30, 2019

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

April 30, 2019

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

April 30, 2019

(Unaudited)

2.3.	Issuance and Redemption of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement.  Authorized capital is unlimited.  There were 153,346 Receipts issued and outstanding on April 30, 2019 (153,304 Receipts issued and outstanding on October 31, 2018).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee to the Initial Depositor, or exchange their Receipts for cash. Changes in the Receipts for the six months ended April 30, 2019 and April 30, 2018 are set out below:

	Six Months Ended April 30, 2019	Six Months Ended April 30, 2018
(Amounts in US$ except for Receipt and per Receipt data)
Number of Receipts Transactions
Opening balance	153,304	29,656
Receipts issued	47	180,192
Receipts redeemed	(5)	-
Closing balance	153,346	209,848

Amount of Receipts (at cost)
Opening balance	$203,470,539	$36,067,530
Issuances	60,860	240,561,661
Redemptions	(6,713)	-
Closing balance	$203,524,686	$276,629,191

Net Asset Value per Receipt at period end	$1,282.30	$1,313.20

VAULTED GOLD BULLION TRUST

April 30, 2019

(Unaudited)

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2019 and October 31, 2018.

2.5.	Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the six months ended April 30, 2019 and the year ended October 31, 2018 are set out below:

(Amounts in US$ except for ounces data)	Six Months Ended April 30, 2019	Year Ended October 31, 2018
Ounces of gold
Opening balance	153,304	29,656
Purchases Redemptions	47 (5)	312,880 (189,232)
Closing balance	153,346	153,304

Investment in gold
Opening balance	$186,256,695	$37,667,568
Net change in unrealized gain (loss) on investment in gold	10,324,734	(18,813,882)
Net realized loss on redemption of Receipts	(434)	(18,134,617)
Purchases	60,860	416,353,358
Redemptions	(6,279)	(230,815,732)
Closing balance	$196,635,576	$186,256,695

VAULTED GOLD BULLION TRUST

April 30, 2019

(Unaudited)

2.6.	Fees and Expenses

The expenses of the Trust are borne by the Initial Depositor.

The expenses of the Trust are expected to include, but are not limited to, the following:

•	any expenses or liabilities of the Trust;

•	any taxes and other governmental charges that may fall on the Trust or its property; and

•	fees and expenses of the Trustee and any indemnification of the Trustee.

Additionally, the Trustee’s and Mint’s fees are paid by the Initial Depositor and are not separate expenses of the Trust.

2.7.	Related Party Transactions

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

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). Bank of Montreal did not charge any Custody Fee during the quarter ended April 30, 2019 or for the year ended October 31, 2018. None of the Deposit Fee, Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

BMO Financial Group (“BMO”) held 153,118 Receipts as at April 30, 2019. The Net Asset Value per Receipt of those holdings is $1,282.30 for a total market value of $196,343,211 (Cost: $203,243,629). BMO held 153,118 Receipts as at October 31, 2018 with a total market value of $186,030,714 (Cost: $203,243,629).

VAULTED GOLD BULLION TRUST

April 30, 2019

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

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the value of an investment in the Receipts will decline proportionately. Subject to certain restrictions, Receipts may be redeemed after notice at the option of the holder. There is concentration risk which could trigger a termination event when Receipts are not widely held. As at April 30, 2019, BMO held 153,118 of the Receipts issued and outstanding (153,118 as at October 31, 2018). Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

April 30, 2019

(Unaudited)

5.	Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three and six months ended April 30, 2019 and April 30, 2018.

Net Asset Value	Three Months Ended April 30, 2019	Three Months Ended April 30, 2018	Six Months Ended April 30, 2019	Six Months Ended April 30, 2018

Net asset value per Receipt, beginning of period	$1,323.25	$1,345.05	$1,214.95	$1,270.15
Change in unrealized investment in gold	$(40.95)	$(31.85)	$67.35	$43.05
Net Asset Value per Receipt, end of period	$1,282.30	$1,313.20	$1,282.30	$1,313.20
Total Return*	(3.09)%	(2.37)%	5.54%	3.39%
Portfolio Turnover	0.00%	0.00%	0.00%	0.00%

* - Not annualized

6.	Subsequent Events

The Trust evaluated subsequent events from April 30, 2019 through June 14, 2019, the date the financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. As of April 30, 2019, there were 153,346 Gold Deposit Receipts outstanding.

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

World Gold Supply and Demand (from calendar year 2008-2018)

The following table sets forth a summary of the world gold supply and demand from calendar year 2008-2018:

WORLD GOLD SUPPLY AND DEMAND (tonnes)(1)	2008†	2009†	2010†	2011†	2012†	2013†	2014†	2015†	2016†	2017†	2018*
Supply
Mine Production	2,467	2,651	2,771	2,868	2,882	3,076	3,180	3,222	3,251	3,247	3,332

Scrap	1,388	1,765	1,743	1,698	1,700	1,303	1,159	1,810	1,306	1,210	1,178
Net Hedging Supply	-357	-234	-106	18	-40	-39	108	21	32	-41	-8
Total Supply	3,497	4,182	4,407	4,584	4,543	4,340	4,446	4,422	4,590	4,415	4,502

Demand
Jewelry	2,355	1,866	2,083	2,099	2,066	2,726	2,559	2,464	1,953	2,214	2,129
Industrial Fabrication	479	426	480	470	432	428	411	376	366	380	391
…of which Electronics	334	295	346	342	310	306	297	267	264	277	288
…of which Dental & Medical	56	53	48	43	39	36	34	32	30	29	29
…of which Other Industrial	89	79	86	85	84	85	80	76	71	73	74
Net Official Sector	-235	-34	77	457	544	409	466	443	269	366	536
Retail Investment	939	866	1,263	1,617	1,407	1,871	1,162	1,160	1,043	1,028	1,097
…of which Bars	667	562	946	1,248	1,057	1,444	886	875	786	780	800
…of which Coins	272	304	317	369	350	429	276	284	257	248	297

Physical Demand	3,538	3,125	3,903	4,643	4,449	5,334	4,598	4,442	3,630	3,988	4,154
Physical Surplus/Deficit	-40	1,057	504	-59	94	-1,094	-151	-20	959	427	348
ETF Inventory Build	321	623	384	185	279	-879	-155	-117	539	177	59
Exchange Inventory Build	34	39	54	-6	-10	-98	1	-48	86	0	-21

Net Balance	-396	395	67	-241	-176	-117	3	146	334	250	311
Gold Price (London PM, US$/oz)	871.96	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,257.15	1,268.49

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

* Source: Gold Survey 2019: GFMS, Refinitiv

Historic Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Gold Deposit Receipts, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from April 2009 to April 2019, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

2000
1800
1600
1400
1200
1000
800
USD / oz
1895.0
870.25
Jan 10
Jan 11
Jan 12
Jan 13
Jan 14
Jan 15
Jan 16
Jan 17
Jan 18
Jan 19

Source: LBMA.org.uk (accessed June 2019)

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

In 2013, the twelve-year bull run of gold ended. 2013 opened near the annual high, and the price declined approximately 29 percent over the year to $1,204.50 per ounce on December 30, 2013. For 2013, the price of gold was impacted, in part, by improving sentiment towards the U.S. economy, which contributed to a strengthening of the U.S. dollar and equities, luring investors away from gold in the process. During 2014, the underlying driver behind investor sentiment of gold was global monetary policy. On one end, the improving economic conditions in the United States (along with the announcement of the Federal Reserve Board’s tapering measures at the end of 2013) diminished demand for gold for U.S. investors, while loosening of monetary policy in other advanced and emerging markets enhanced demand for gold globally, causing gold prices to fluctuate between a low of $1,132.00 and a high of $1,392.00 per ounce. Gold prices deteriorated throughout 2015, in part as a result of the Federal Reserve Board’s announcement that it would raise interest rates as well as a significant rally of the U.S. dollar index, falling to $1,060.00 per ounce on December 30, 2015. However, the price of gold rebounded during the first half of 2016. In July 2016, gold prices experienced a rapid increase following the United Kingdom’s referendum held on June 23, 2016 to leave the European Union (i.e., “Brexit”), reaching a 28-month high of $1,366.25 per ounce on July 6, 2016. The initial market volatility and negative sentiment in connection with Brexit has somewhat subsided and gold prices have receded from the high prices displayed during July 2016, leveling off at prices similarly exhibited during the beginning of 2016. Gold prices rallied robustly in the first seven months of 2016 before leveling off for much of the third calendar quarter. Gold hit a near eleven-month low price of $1,125.70 per ounce in late December and ended the year 8 percent higher than it started. This lower price followed a few days after the Federal Reserve raised interest rates on December 15, 2016.

In the first half of 2017, physical demand was up 17 percent compared to the same period a year earlier. In September 2017, gold prices rose to their highest level for thirteen months, but then slipped to a near five-month low by mid-December. Gold prices near $1,300.00 per ounce in the later half of 2017 indicated that physical demand had slipped compared to prior calendar quarters. The final weeks of 2017 saw gold prices recover the bulk of previous losses as the dollar weakened against other major currencies after the Federal Reserve reiterated that a gradual path of rate increases remained appropriate even in light of the new tax reform. Gold closed at $1,291.00 per ounce on December 28, 2017.

Gold started 2018 strongly, extending the rally that followed the Federal Reserve’s interest rate hike in December 2017. This rally hit a barrier just below $1,360.00 in late January. While gold started off to a positive year in 2018, a recovery in the U.S. dollar weakened prices and uncertainty on the U.S-China trade front weakened the yuan, further pulling gold down. In mid-August 2018, the price of gold was at $1,178.40, which was both the lowest price point for the year-to-date and the lowest since the start of 2017. By the end of August, gold prices had gone down approximately 7.7 percent in 2018. Investment sector demand grew in the fourth calendar quarter of 2018, as a short covering rally in net managed positions on COMEX pushed up net short positions into net long positions for the first time since July 2018. Official sector purchases rose to 196 tonnes in the last calendar quarter of 2018, their highest quarterly level in 50 years. A January 2019 study by the World Gold Council, an industry trade group, reported that the amount of gold purchased by central banks reached 651 tonnes in 2018, the highest level since 1967. Gold closed at $1,279.00 per ounce on December 28, 2018.

On January 30, 2019, the Federal Reserve announced it would keep its target range for its benchmark interest rate at 2.25% to 2.5% and declared it would be “patient” in deciding when to raise interest rates again. Gold closed at $1,323.25 per ounce on January 31, 2019. By the end of the first calendar quarter in 2019, gold demand grew to 1.053 tonnes, up approximately 7% from the first calendar quarter of 2018. While demand grew, supply remained relatively unchanged throughout the first calendar quarter of 2019, flatlining at approximately 1,150 tonnes. Gold reached a high of $1,343.75 in the first calendar quarter of 2019, but fell to around $1,295.40 by the end of March.

As of June 12, 2019, the price of gold was $1,332.35 per ounce.

Results of Operations for the Six Months Ended April 30, 2019

The Trust’s Net Asset Value increased from $186,256,695 at October 31, 2018 to $196,635,576 at April 30, 2019, a 5.57% increase for the period.

Net Asset Value per Receipt increased 5.54% from $1,214.95 at October 31, 2018 to $1,282.30 at April 30, 2019.

For the six months ended April 30, 2019, the Trust issued 47 Receipts (cost — $60,860) and redeemed 5 Receipts (cost — $6,713), resulting in an increase in the number of Receipts issued and outstanding from 153,304 Receipts at October 31, 2018 to 153,346 Receipts at April 30, 2019.

The increase in net assets from operations for the six months ended April 30, 2019 was $10,324,300, resulting from a change in unrealized gain on investment of gold of $10,324,734 and a net realized loss of $434 on the redemption of receipts.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of April 30, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

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

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended April 30, 2019.

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
1.1

Second Amended and Restated Distribution Agreement by and among the Vaulted Gold Bullion Trust, Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-226132) filed July 11, 2018).*

1.2

Second Amended and Restated Depositary Trust Agreement by and among Bank of Montreal, BMO Capital MarketsCorp., The Bank of New York Mellon, as Trustee and BNY Mellon Trust of Delaware, as Delaware Trustee, and included as an exhibit thereto, form of Gold Deposit Receipt (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed May 12, 2017).*

10.1

Form of Gold Carrier Agreement by and among Bank of Montreal and Carrier (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-211858) filed June 6, 2016).*

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

BANK OF MONTREAL Initial Depositor of the Vaulted Gold Bullion Trust (Registrant)

Date: June 14, 2019	/s/ Rob Yeung
*Head, Global FICC BMO Capital Markets

Date: June 14, 2019	/s/ Monica Fitzpatrick
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

