Form 10-Q
period 2019-07-31
Vaulted Gold Bullion Trust
filed 2019-09-13
CIK 1593812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

Form 10-Q

____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2019

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

As of July 31, 2019, there were 153,356 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2019

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of July 31, 2019 (Unaudited)	As of October 31, 2018
ASSETS
Investment in gold (Cost: $203,538,552 and $203,470,539, respectively) (see Notes 2.2, 2.5)	$218,923,358	$186,256,695
Total assets	$218,923,358	$186,256,695

Paid In Capital	$203,538,552	$203,470,539
Unrealized gain (loss) on investment in gold	15,384,806	(17,213,844)
NET ASSETS	$218,923,358	$186,256,695

Receipts issued, issuable and outstanding (see Note 2.3)	153,356	153,304
Net Asset Value per Receipt	$1,427.55	$1,214.95

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$, except for Troy oz data)	As of July 31, 2019 (Unaudited)

Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,356	$203,538,552	$218,923,358	100%
Total investment in gold	153,356	$203,538,552	$218,923,358	100%

	As of October 31, 2018
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,304	$203,470,539	$186,256,695	100%
Total investment in gold	153,304	$203,470,539	$186,256,695	100%

(1)	Calculated as investment in gold at fair value divided by net assets

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(Unaudited)

(Amounts in US$)

	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	Nine Months Ended July 31, 2019	Nine Months Ended July 31, 2018

Net realized loss on redemption of Receipts (see Note 2.3)	$-	$-	$(434)	$-
Net change in unrealized gain (loss) on investment in gold	22,273,916	(33,144,761)	32,598,650	(35,801,597)
Total gain (loss) on investment in gold	22,273,916	(33,144,761)	32,598,216	(35,801,597)

Increase (decrease) in net assets from operations	22,273,916	(33,144,761)	32,598,216	(35,801,597)

Increase (decrease) in net assets from operations per Receipt*	145.25	(103.29)	212.60	(231.53)
Weighted average number of receipts	153,348	320,902	153,330	154,633

* - Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended July 31, 2019		Three Months Ended July 31, 2018		Nine Months Ended July 31, 2019		Nine Months Ended July 31, 2018
(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount	Receipts	Amount	Receipts	Amount
Opening balance	153,346	$196,635,576	209,848	$275,572,394	153,304	$186,256,695	29,656	$37,667,568

From Operations:
Net change in unrealized gain (loss) on investment in gold		22,273,916		(33,144,761)		32,598,650		(35,801,597)
Net realized loss on redemption of Receipts		-		-		(434)		-

From Trust Receipt activity:
Issuances	10	13,866	132,688	175,791,696	57	74,726	312,880	416,353,358
Redemptions	-	-	-	-	(5)	(6,279)	-	-
Closing balance at period end	153,356	$218,923,358	342,536	$418,219,329	153,356	$218,923,358	342,536	$418,219,329

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

July 31, 2019

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

July 31, 2019

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

July 31, 2019

(Unaudited)

2.2.	Valuation of Gold

The Gold is held for the benefit of holders of the Receipts in a custodial account operated by Bank of Montreal at the Royal Canadian Mint (the “Mint”) and is valued, for financial statement purposes, at fair value. Fair value is determined by the London Bullion Market Association (“LBMA”) (PM) Gold Price, which is set using the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction.

The Trust follows GAAP guidance for determining fair value and GAAP requires disclosure regarding the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Trust records its investment in gold at fair value and recognizes changes in fair value of the investment in gold as changes in unrealized gains or losses on investment in gold through the Statement of Operations. Realized gains and losses on the redemption of Receipts are calculated as the difference between the fair value and cost of gold redeemed. Realized gains and losses are recorded using the specific identification method for cost relief.

VAULTED GOLD BULLION TRUST

July 31, 2019

(Unaudited)

2.2.	Valuation of Gold (continued)

Valuation Techniques and Significant Inputs

A valuation hierarchy exists that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

–	Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

–	Level 2.	Observable inputs other than quoted prices in an active market that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

–	Level 3.	Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Trust classifies its investment in gold as Level 1 of the fair value hierarchy. There were no re-allocations or transfers between levels during the period.

VAULTED GOLD BULLION TRUST

July 31, 2019

(Unaudited)

2.3.	Issuance and Redemption of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement.  Authorized capital is unlimited.  There were 153,356 Receipts issued and outstanding on July 31, 2019 (153,304 Receipts issued and outstanding on October 31, 2018).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee to the Initial Depositor, or exchange their Receipts for cash. Changes in the Receipts for the nine months ended July 31, 2019 and July 31, 2018 are set out below:

	Nine Months Ended July 31, 2019	Nine Months Ended July 31, 2018
(Amounts in US$ except for Receipt and per Receipt data)
Number of Receipts Transactions
Opening balance	153,304	29,656
Receipts issued	57	312,880
Receipts redeemed	(5)	-
Closing balance	153,356	342,536

Amount of Receipts (at cost)
Opening balance	$203,470,539	$36,067,530
Issuances	74,726	416,353,358
Redemptions	(6,713)	-
Closing balance	$203,538,552	$452,420,888

Net Asset Value per Receipt at period end	$1,427.55	$1,220.95

VAULTED GOLD BULLION TRUST

July 31, 2019

(Unaudited)

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2019 and October 31, 2018.

2.5.	Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the nine months ended July 31, 2019 and the year ended October 31, 2018 are set out below:

(Amounts in US$ except for ounces data)	Nine Months Ended July 31, 2019	Year Ended October 31, 2018
Ounces of gold
Opening balance	153,304	29,656
Purchases Redemptions	57 (5)	312,880 (189,232)
Closing balance	153,356	153,304

Investment in gold
Opening balance	$186,256,695	$37,667,568
Net change in unrealized gain (loss) on investment in gold	32,598,650	(18,813,882)
Net realized loss on redemption of Receipts	(434)	(18,134,617)
Purchases	74,726	416,353,358
Redemptions	(6,279)	(230,815,732)
Closing balance	$218,923,358	$186,256,695

VAULTED GOLD BULLION TRUST

July 31, 2019

(Unaudited)

2.6.	Fees and Expenses

The expenses of the Trust are expected to include, but are not limited to, the following:

•	any expenses or liabilities of the Trust;

•	any taxes and other governmental charges that may fall on the Trust or its property; and

•	fees and expenses of the Trustee and any indemnification of the Trustee.

The expenses of the Trust are borne by the Initial Depositor without recharge. Additionally, the Trustee’s and Mint’s fees are paid by the Initial Depositor and are not separate expenses of the Trust.

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

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). Bank of Montreal did not charge any Custody Fee during the three or nine months ended July 31, 2019 or for the fiscal year ended 2018. None of the Deposit Fee, Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

BMO Financial Group (“BMO”) held 153,118 Receipts as at July 31, 2019. The Net Asset Value per Receipt of those holdings is $1,427.55 for a total market value of $218,583,601 (Cost: $203,243,629). BMO held 153,118 Receipts as at October 31, 2018 with a total market value of $186,030,714 (Cost: $203,243,629).

VAULTED GOLD BULLION TRUST

July 31, 2019

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

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the value of an investment in the Receipts will decline proportionately. Subject to certain restrictions, Receipts may be redeemed after notice at the option of the holder. There is concentration risk which could trigger a termination event when Receipts are not widely held. As at July 31, 2019, BMO held 153,118 of the Receipts issued and outstanding (153,118 as at October 31, 2018). Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

July 31, 2019

(Unaudited)

5.	Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three and nine months ended July 31, 2019 and July 31, 2018.

Net Asset Value	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018	Nine Months Ended July 31, 2019	Nine Months Ended July 31, 2018

Net asset value per Receipt, beginning of period	$1,282.30	$1,313.20	$1,214.95	$1,270.15
Change in unrealized investment in gold	$145.25	$(92.25)	$212.60	$(49.20)
Net Asset Value per Receipt, end of period	$1,427.55	$1,220.95	$1,427.55	$1,220.95
Total Return*	11.33%	(7.02)%	17.50%	(3.87)%
Portfolio Turnover	0.00%	0.00%	0.00%	0.00%

* Not annualized

6.	Subsequent Events

The Trust evaluated subsequent events from July 31, 2019 through the date the financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. As of July 31, 2019, there were 153,356 Gold Deposit Receipts outstanding.

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

The Official Sector. The official sector encompasses the activities of the various central banking operations of gold-holding countries. In September 1999, a group of 15 central banks acting to clarify their intentions with respect to their gold holdings signed the Central Bank Gold Agreement commonly called the “Washington Agreement on Gold.” The signatories included the European Central Bank (the “ECB”) and the central banks of Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden, Switzerland, and England. The original agreement limited incremental sales by the 15 signatories to 400 tonnes per annum over the ensuing five-year period. The original Washington Agreement on Gold expired in September 2004, and was renewed by almost all of the original signatories for a second five-year period (England did not renew in 2004). The second Washington Accord Agreement expired in September 2009 and was renewed again by all signatories of the second agreement for a third agreement to last another five-year period. In addition, the central banks of Cyprus, Greece, Malta, Slovakia and Slovenia signed in 2009. The annum limit on gold sales under the third agreement was 400 tonnes, with total sales not to exceed 2,000 tonnes in the five-year period. In May 2014, before the third agreement was set to expire in September 2014, a fourth agreement was reached between the ECB and the central banks of Austria, Belgium, Cyprus, Estonia, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Luxembourg, Malta, the Netherlands, Portugal, Slovakia, Slovenia, Spain, Sweden and Switzerland, which will expire after a five-year period. The signatories agreed to, among other things, continue to coordinate their gold transactions to avoid disturbances to the gold market and have acknowledged that they each do not have plans to sell significant amounts of gold. On July 26, 2019, the ECB announced that it and the 21 other central bank signatories have decided not to renew the fourth agreement upon its expiry in September 2019, citing that they no longer see the need for a formal agreement as the market has developed and matured. The signatories confirmed that gold remains an important element of global monetary reserves and none of them currently has plans to sell significant amounts of gold.

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

World Gold Supply and Demand (from calendar year 2009-2019)

The following table sets forth a summary of the world gold supply and demand from calendar year 2009-2019:

WORLD GOLD SUPPLY AND DEMAND (tonnes)(1)	2009†	2010†	2011†	2012†	2013†	2014†	2015†	2016†	2017†	2018†	Q1 2019*	Q2 2019*
Supply
Mine Production	2,651	2,771	2,868	2,882	3,076	3,180	3,222	3,252	3,259	3,332	818	829
Scrap	1,765	1,743	1,698	1,700	1,303	1,159	1,180	1,306	1,210	1,178	306	302
Net Hedging Supply	-234	-106	18	-40	-39	108	21	32	-41	8	-25	-4
Total Supply	4,182	4,407	4,584	4,543	4,340	4,446	4,422	4,590	4,428	4,518	1,098	1,136

Demand
Jewelry	1,879	2,096	2,109	2,075	2,737	2,569	2,474	1,962	2,222	2,129	454	460
Industrial Fabrication	426	480	470	432	428	411	376	366	380	391	94	92
…of which Electronics	295	346	342	310	306	297	267	264	277	288	69	68
…of which Dental & Medical	53	48	43	39	36	34	32	30	29	29	7	6
…of which Other Industrial	79	86	85	84	85	80	76	71	73	74	18	17
Net Official Sector	-34	77	457	544	409	466	443	253	366	536	152	108
Retail Investment	866	1,263	1,617	1,407	1,871	1,165	1,172	1,051	1,031	1,097	265	238
…of which Bars	562	946	1,248	1,057	1,444	886	875	785	771	800	193	171
…of which Coins	304	317	369	350	426	279	296	266	261	297	72	67

Physical Demand	3,138	3,915	4,652	4,458	5,445	4,611	4,464	3,631	3,999	4,154	1,019	935
Physical Surplus/Deficit	1,044	492	-69	85	-1,105	-164	-42	959	429	365	80	192
ETF Inventory Build	623	384	189	279	-879	-155	-117	539	177	59	32	69
Exchange Inventory Build	39	54	-6	-10	-98	1	-48	86	0	-21	-11	-13

Net Balance	382	54	-251	-185	-129	-10	124	334	252	327	59	136
Gold Price (London PM, US$/oz)	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,257.15	1,268.49	1,303.8	1,309.4

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

† Source: Gold Survey 2019, GFMS, Refinitiv

* Source: Gold Survey H1 2019 Update and Outlook, GFMS, Refinitiv

Historic Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Gold Deposit Receipts, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from July 2009 to July 2019, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: LBMA.org.uk (accessed September 2019)

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

On January 30, 2019, the Federal Reserve announced it would keep its target range for its benchmark interest rate at 2.25% to 2.5% and declared it would be patient in deciding when to raise interest rates again. Gold closed at $1,323.25 per ounce on January 31, 2019. By the end of the first calendar quarter in 2019, gold demand grew to 1.053 tonnes, up approximately 7% from the first calendar quarter of 2018. While demand grew, supply remained relatively unchanged throughout the first calendar quarter of 2019, flatlining at approximately 1,150 tonnes. Gold reached a high of $1,343.75 in the first calendar quarter of 2019, but fell to around $1,295.40 by the end of March.

In the second calendar quarter of 2019, gold demand was 1,123 tonnes, up 8% from the prior year period, while gold supply grew 6% to 1,186.7 tonnes. For the first half of 2019, gold demand grew to a three-year high of 2,181.7 tonnes, largely due to central bank purchases and ETF inflows, while gold supply reached 2,323.9 tonnes, the highest since 2016. The price of gold broke through the $1,430 per ounce level in late June, trading at a six-year high, as the Federal Reserve re-opened the door for interest rate cuts amid rising global economic and political uncertainties. Gold closed at $1,409 per pounce on June 28, 2019. On July 31, 2019, the Federal Reserve lowered the target range for its benchmark interest rate to 2% to 2.25% (from 2.25% to 2.5%) and declared it would continue to monitor the implications of incoming information for the economic outlook.

As of September 11, 2019, the price of gold was $1,490.65 per ounce.

Results of Operations for the Nine Months Ended July 31, 2019

The Trust’s Net Asset Value increased from $186,256,695 at October 31, 2018 to $218,923,358 at July 31, 2019, a 17.54% increase for the period.

Net Asset Value per Receipt increased 17.50% from $1,214.95 at October 31, 2018 to $1,427.55 at July 31, 2019.

For the nine months ended July 31, 2019, the Trust issued 57 Receipts (cost — $74,726) and redeemed 5 Receipts (cost — $6,713), resulting in an increase in the number of Receipts issued and outstanding from 153,304 Receipts at October 31, 2018 to 153,356 Receipts at July 31, 2019.

The increase in net assets from operations for the nine months ended July 31, 2019 was $32,598,216, resulting from a change in unrealized gain on investment of gold of $32,598,650 and a net realized loss of $434 on the redemption of receipts.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of July 31, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

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

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended July 31, 2019.

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

Audit Fees. Bank of Montreal, as the Initial Depositor, was billed $32,500 for professional services rendered by KPMG LLP.

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

BANK OF MONTREAL Initial Depositor of the Vaulted Gold Bullion Trust (Registrant)

Date: September 13, 2019	/s/ Rob Yeung
*Head, Global FICC BMO Capital Markets

Date: September 13, 2019	/s/ Neil Puddicombe
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

