Form 10-K
period 2019-10-31
Vaulted Gold Bullion Trust
filed 2020-01-29
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2019

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

Yes ☐ No ☒

As of October 31, 2019, there were 153,386 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2019

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

Bank of Montreal brands the organization’s members as BMO Financial Group (“BFG”). BFG is a highly diversified financial services provider based in North America. Bank of Montreal offers a broad range of products and services directly and through Canadian and non-Canadian subsidiaries, offices, and branches. As of October 31, 2019, Bank of Montreal had more than 12 million customers and more than 45,000 full-time equivalent employees. The Bank has approximately 1,500 bank branches in Canada and the United States and operates internationally in major financial markets and trading areas through its offices in a number of jurisdictions around the world. BMO Financial Corp. (“BFC”) is based in Chicago and wholly-owned by Bank of Montreal. BFC operates primarily through its subsidiary BMO Harris Bank N.A. (“BHB”), which provides banking, financing, investing, and cash management services in select markets in the United States. Bank of Montreal provides a full range of investment dealer services through entities, including BMO Nesbitt Burns Inc., a major fully integrated Canadian investment dealer, and BMO Capital Markets Corp., Bank of Montreal’s wholly-owned registered securities dealer in the United States.

Bank of Montreal conducts business through three operating groups: Personal and Commercial Banking (“P&C”), made up of Canadian P&C and U.S. P&C; BMO Wealth Management; and BMO Capital Markets. Canadian P&C operates across Canada, proving customers with a broad range of products and services, including banking, lending, treasury management and everyday financial and investment advice to its personal and commercial clients. Operating predominately in the U.S. Midwest under the BMO Harris brand, U.S. P&C offers personal and commercial clients banking, lending, and treasury management products and services. BMO Wealth Management offers client-focused investment, wealth management and financial services and solutions from mainstream to ultra-high net worth and institutional, with a broad offering of wealth management products and services including insurance. BMO Wealth Management is a global business with an active presence in markets across Canada, the United States, Europe, the Middle East and Africa (“EMEA”), and Asia. BMO Capital Markets is a North American-based financial services provider offering a complete range of products and services to corporate, institutional and government clients. These include equity and debt underwriting, institutional sales and trading, corporate lending and project financing, mergers and acquisitions advisory services, securitization, treasury management, risk management and equity and fixed income research. Corporate Services consists of Corporate Units and Technology and Operations (“T&O”). Corporate Units provide enterprise-wide expertise and governance support in a variety of areas, including strategic planning, risk management, finance, legal and regulatory compliance, human resources, communications, marketing, real estate, procurement, data and analytics, and innovation. T&O develops, monitors, manages and maintains governance of information technology, and also provides cyber security and operations services.

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

Throughout 2019, gold prices experienced notable volatility. Gold closed at $1,282.90 per ounce on January 2, 2019, reached a high for the first calendar quarter of 2019 of $1,343.75, but fell to $1,269.50 towards the end of April, its lowest point for the year. Then, in early September, the price of gold reached $1,546.10 per ounce, trading at a then six-year high, as the Federal Reserve re-opened the door for interest rate cuts amid rising global economic and political uncertainties including uncertainty surrounding U.S.-China trade relations. Throughout 2019, individual supply and demand elements also saw dramatic fluctuations. If gold markets continue to be subject to sharp fluctuations, the price of the Gold Deposit Receipts may experience significant price fluctuation and this may result in losses if you need to sell your Gold Deposit Receipts at a time when the price of gold is lower than it was when you made your investment. Even if you are able to hold Gold Deposit Receipts for the long-term, you may never experience a profit, since gold markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations.

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

Generally, gold prices reflect the supply and demand of available Gold Bullion. Governmental decisions, such as the executive order issued by the President of the United States in 1933 requiring all persons in the United States to deliver Gold Bullion to the Federal Reserve or the abandonment of the gold standard by the United States in 1971, have been viewed as having a significant impact on the supply and demand of Gold Bullion and the price of Gold Bullion. Other governmental actions have indirectly impacted the price of Gold Bullion, such as the United Kingdom’s referendum held on June 23, 2016 to leave the European Union (i.e., Brexit). Future governmental decisions, whether in the United States, Canada or other relevant jurisdictions, may, either directly or indirectly, have an impact on the price of Gold Bullion, and may result in a significant decrease or increase in the value of the Gold Bullion and the Gold Deposit Receipts.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. As of October 31, 2019, there were 153,386 Gold Deposit Receipts outstanding.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 2009 to October 2019, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

2000
1900
1800
1700
1600
1500
1400
1300
1200
1100
1000
Oct-09
Oct-10
Oct-11
Oct-12
Oct-13
Oct-14
Oct-15
Oct-16
Oct-17
Oct-18
Oct-19
Gold Prices pm Oct 2009 to Oct 2019

Source: LBMA.org.uk (accessed January 2020)

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

In the second calendar quarter of 2019, gold demand was 1,123 tonnes, up 8% from the prior year period, while gold supply grew 6% to 1,186.7 tonnes. For the first half of 2019, gold demand grew to a three-year high of 2,181.7 tonnes, largely due to central bank purchases and ETF inflows, while gold supply reached 2,323.9 tonnes, the highest since 2016. The price of gold broke through the $1,430 per ounce level in late June, trading at a then six-year high, as the Federal Reserve re-opened the door for interest rate cuts amid rising global economic and political uncertainties. Gold closed at $1,409 per ounce on June 28, 2019. On July 31, 2019, the Federal Reserve lowered the target range for its benchmark interest rate to 2% to 2.25% (from 2.25% to 2.5%) and declared it would continue to monitor the implications of incoming information for the economic outlook. During the third calendar quarter, gold demand grew modestly to 1,107.9 tonnes mainly due to the largest ETF inflows since 2016. The price of gold rose by 5% during the third calendar quarter of 2019. On September 4, 2019, the price of gold broke through the $1,546.10 per ounce level, its highest mark for 2019. The primary factors behind this price momentum continued to be ongoing geopolitical tensions, concerns of a slowdown in economic growth, lower interest rates and the level of negative yielding debt. Gold closed at $1,514.75 per ounce on December 30, 2019.

As of January 24, 2020, the price of gold was $1,564.30 per ounce.

Results of Operations for the Year Ended October 31, 2019

The Trust’s Net Asset Value increased from $186,256,695 at October 31, 2018 to $231,758,577 at October 31, 2019, a 24.42% increase for the period.

Net Asset Value per Receipt increased 24.36% from $1,214.95 at October 31, 2018 to $1,510.95 at October 31, 2019.

For the year ended October 31, 2019, the Trust issued 87 Receipts (cost — $120,273) and redeemed 5 Receipts (cost — $6,713), resulting in an increase in the number of Receipts issued and outstanding from 153,304 Receipts at October 31, 2018 to 153,386 Receipts at October 31, 2019.

The increase in net assets from operations for the year ended October 31, 2019 was $45,387,888, resulting from a change in unrealized gain on investment of gold of $45,388,322 and a net realized loss of $434 on the redemption of receipts.

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

17

Report of Independent Registered Public Accounting Firm

To Bank of Montreal, Bank of New York Mellon and Receipt Holders of the Vaulted Gold Bullion Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of the Vaulted Gold Bullion Trust (the Trust), including the schedules of investments, as of October 31, 2019 and 2018, the related statements of operations and changes in net assets for each of the years in the three-year period ended October 31, 2019, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of October 31, 2019 and 2018, and the results of its operations and changes in its net assets for each of the years in the three-year period ended October 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

New York, New York
January 29, 2020

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)		As of October 31, 2019	As of October 31, 2018
ASSETS
Investment in gold (Cost: $203,584,099 and $203,470,539, respectively) (see Notes 2.2, 2.5)		$231,758,577		$186,256,695
Total assets		$231,758,577		$186,256,695

Paid In Capital Unrealized gain (loss) on investment in gold NET ASSETS	$ $	203,584,099 28,174,478 231,758,577	$ $	203,470,539 (17,213,844) 186,256,695

Receipts issued and outstanding (see Note 2.3)		153,386		153,304
Net Asset Value per Receipt		$1,510.95		$1,214.95

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$, except for Troy oz data)	As of October 31, 2019

Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,386	$203,584,099	$231,758,577	100%
Total investment in gold	153,386	$203,584,099	$231,758,577	100%

	As of October 31, 2018
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,304	$203,470,539	$186,256,695	100%
Total investment in gold	153,304	$203,470,539	$186,256,695	100%

(1)	Calculated as investment in gold at fair value divided by net assets.

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(Amounts in US$)

	Year Ended October 31, 2019	Year Ended October 31, 2018	Year Ended October 31, 2017
Net realized gain (loss) on redemption of Receipts (see Note 2.3)	$(434)	$(18,134,617)	$(372)
Net change in unrealized gain (loss) on investment in gold (see Note 2.5)	45,388,322	(18,813,882)	1,600,049
Total gain (loss) on investment in gold	45,387,888	(36,948,499)	1,599,677

Increase (decrease) in net assets from operations	$45,387,888	$(36,948,499)	$1,599,677

Increase (decrease) in net assets from operations per Receipt*	$296.00	$(190.24)	$175.01
Weighted average number of receipts	153,340	194,219	9,141

* - Based on weighted average number of Receipts issued and outstanding over the period.

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets

	Year Ended October 31, 2019		Year Ended October 31, 2018		Year Ended October 31, 2017

(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount	Receipts	Amount
Opening balance	153,304	$186,256,695	29,656	$37,667,568	38	$48,336

From Operations:
Net change in unrealized gain (loss) on investment in gold		45,388,322		(18,813,882)		1,600,049
Net realized gain (loss) on redemption of Receipts		(434)		(18,134,617)		(372)

From Trust Receipt activity:
Issuances	87	120,273	312,880	416,353,358	29,627	36,030,722
Redemptions	(5)	(6,279)	(189,232)	(230,815,732)	(9)	(11,167)
Closing balance at period end	153,386	$231,758,577	153,304	$186,256,695	29,656	$37,667,568

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

October 31, 2019

Notes to the Financial Statements

1. Organization

The Vaulted Gold Bullion Trust (the “Trust”) was initially formed on December 10, 2013. The Trust is governed by the second amended and restated Depositary Trust Agreement, dated May 11, 2017 (the “Depositary Trust Agreement”). Commencement of operations occurred on August 5, 2016. The Bank of New York Mellon is the trustee (the “Trustee”) and BNY Mellon Trust of Delaware is the Delaware trustee (the “Delaware Trustee”). The Bank of Montreal (the “Initial Depositor”) sells Gold Bullion (“Gold”) to the Trust, arranges custodial services through its storage account and provides administrative services from time to time. The Vaulted Gold Bullion Trust is not a registered investment company under the Investment Company Act of 1940 (“1940 Act”).

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

October 31, 2019

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

October 31, 2019

2.3. Issuance and Redemption of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement. Authorized capital is unlimited. There were 153,386 Receipts issued and outstanding on October 31, 2019 (153,304 Receipts issued and outstanding on October 31, 2018).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee to the Initial Depositor, or exchange their Receipts for cash. Changes in the Receipts for the years ended October 31, 2019, 2018 and 2017 are set out below:

(Amounts in US$ except for Receipt and per Receipt data)	Year Ended October 31, 2019	Year Ended October 31, 2018	Year Ended October 31, 2017

Number of Receipts Transactions
Opening balance	153,304	29,656	38
Receipts issued	87	312,880	29,627
Receipts redeemed	(5)	(189,232)	(9)
Closing balance	153,386	153,304	29,656

Amount of Receipts (at cost)
Opening balance	$203,470,539	$36,067,530	$48,347
Issuances	120,273	416,353,358	36,030,722
Redemptions	(6,713)	(248,950,349)	(11,539)
Closing balance	$203,584,099	$203,470,539	$36,067,530

Net Asset Value per Receipt at period end	$1,510.95	$1,214.95	$1,270.15

2.4. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2019 and October 31, 2018.

VAULTED GOLD BULLION TRUST

October 31, 2019

2.5. Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the years ended October 31, 2019, 2018 and 2017 are set out below:

(Amounts in US$ except for ounces data)	Year Ended October 31, 2019	Year Ended October 31, 2018	Year Ended October 31, 2017
Ounces of gold
Opening balance	153,304	29,656	38
Purchases	87	312,880	29,627
Redemptions	(5)	(189,232)	(9)
Closing balance	153,386	153,304	29,656

Investment in gold
Opening balance	$186,256,695	$37,667,568	$48,336
Net change in unrealized gain (loss) on investment in gold	45,388,322	(18,813,882)	1,600,049
Net realized gain (loss) on redemption of Receipts	(434)	(18,134,617)	(372)
Purchases	120,273	416,353,358	36,030,722
Redemptions	(6,279)	(230,815,732)	(11,167)
Closing balance	$231,758,577	$186,256,695	$37,667,568

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

October 31, 2019

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

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). Bank of Montreal did not charge any Custody Fee during the years ended October 31, 2019, 2018 or 2017. None of the Deposit Fee or Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

BMO Financial Group (“BMO”) held 153,118 Receipts as at October 31, 2019. The Net Asset Value per Receipt of those holdings is $1,510.95 for a total market value of $231,353,642 (Cost: $203,243,629). BMO held 153,118 Receipts as at October 31, 2018 with a total market value of $186,030,714 (Cost: $203,243,629).

2.8. New Accounting Pronouncement

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework --Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 became effective for annual periods beginning after December 15, 2019. Management is currently assessing the potential impact of these changes to future financial statements.

VAULTED GOLD BULLION TRUST

October 31, 2019

3. Concentration of Risk

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the value of an investment in the Receipts will decline proportionately. Subject to certain restrictions, Receipts may be redeemed after notice at the option of the holder. There is concentration risk which could trigger a termination event when Receipts are not widely held. As at October 31, 2019, BMO held 153,118 of the Receipts issued and outstanding (153,118 as at October 31, 2018). Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

5. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of the Receipts outstanding for the years ended October 31, 2019, 2018 and 2017.

Net Asset Value	Year Ended October 31, 2019	Year Ended October 31, 2018	Year Ended October 31, 2017

Net Asset Value per Receipt, beginning of period	$1,214.95	$1,270.15	$1,272.00
Change in unrealized investment in gold	$296.00	$(55.20)	$(1.85)
Net Asset Value per Receipt, end of period	$1,510.95	$1,214.95	$1,270.15
Total Return*	24.36%	(4.35)%	(0.15)%
Portfolio Turnover	0.00%**	100.28%	0.10%

* - Not annualized

** - Not zero but a number less than 0.00%.

6. Subsequent Events

The Trust evaluated subsequent events through the date the financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of October 31, 2019, the Trust’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The management of the Initial Depositor has assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2019. In making its assessment, the management of the Initial Depositor has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Management concluded that based on its assessment, the Trust’s internal control over financial reporting was effective as of October 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s fiscal year ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

Item 9B. Other Information

None.

19

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

Item 14. Principal Accounting Fees and Services

Audit Fees. For the year ended October 31, 2019, Bank of Montreal, as Initial Depositor, was billed $65,226 for professional services rendered for the audit and review of the Trust’s financial statements by KPMG LLP.

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

20

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

21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

BANK OF MONTREAL
Initial Depositor of the Vaulted Gold Bullion Trust
(Registrant)

Date: January 29, 2020	/s/ Rob Yeung
*Head, Global FICC
BMO Capital Markets

Date: January 29, 2020	/s/ Neil Puddicombe
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

22