Form 10-Q
period 2020-01-31
Vaulted Gold Bullion Trust
filed 2020-03-16
CIK 1593812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

Form 10-Q

____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2020

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

As of January 31, 2020, there were 153,395 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED JANUARY 31, 2020

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

The forward-looking statements contained in this report are based on the Trust’s current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described under the heading “Risk Factors” in the Trust’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2020. Should one or more of these risks or uncertainties materialize, or should any of the Trust’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of January 31, 2020 (Unaudited)	As of October 31, 2019

ASSETS
Investment in gold (Cost: $203,597,298 and $203,584,099, respectively) (see Notes 2.2, 2.5)	$243,008,359	$231,758,577
Total assets	$243,008,359	$231,758,577

Paid In Capital	$203,597,298	$203,584,099
Receipts Issuable	-	-
Unrealized gain (loss) on investment in gold	$39,411,061	$28,174,478
NET ASSETS	243,008,359	231,758,577

Receipts issued, issuable and outstanding (see Note 2.3)	153,395	153,386
Net Asset Value per Receipt	$1,584.20	$1,510.95

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$, except for Troy oz data)	As of January 31, 2020 (Unaudited)

Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,395	$203,597,298	$243,008,359	100%
Total investment in gold	153,395	$203,597,298	$243,008,359	100%

	As of October 31, 2019
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,386	$203,584,099	$231,758,577	100%
Total investment in gold	153,386	$203,584,099	$231,758,577	100%

(1)	Calculated as investment in gold at fair value divided by net assets

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(Unaudited)

(Amounts in US$)

	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019

Net realized gain (loss) on redemption of Receipts (see Note 2.5)	$134	$(434)
Net change in unrealized gain (loss) on investment in gold (see Note 2.5)	11,236,583	16,604,205
Total gain (loss) on investment in gold	11,236,717	16,603,771

Increase (decrease) in net assets from operations	11,236,717	16,603,771

Increase (decrease) in net assets from operations per Receipt*	73.25	108.31

* - Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended January 31, 2020		Three Months Ended January 31, 2019

(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount

Opening balance	153,386	$231,758,577	153,304	$186,256,695

From Operations:

Net change in unrealized gain (loss) on investment in gold		11,236,583		16,604,205

Net realized gain (loss) on redemption of Receipts		134		(434)

From Trust Receipt activity:
Issuances	10	14,542	32	41,117
Redemptions	(1)	(1,477)	(5)	(6,279)
Receipts issuable	-	-	5	6,558
Closing balance at period end	153,395	$243,008,359	153,336	$202,901,862

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

January 31, 2020

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

January 31, 2020

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

January 31, 2020

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

January 31, 2020

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

January 31, 2020

(Unaudited)

2.3.	Issuance and Redemption of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement.  Authorized capital is unlimited.  There were 153,395 Receipts issued and outstanding on January 31, 2020 (153,386 Receipts issued and outstanding on October 31, 2019).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee to the Initial Depositor, or exchange their Receipts for cash. Changes in the Receipts for the three months ended January 31, 2020 and January 31, 2019 are set out below:

	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019

(Amounts in US$ except for Receipt and per Receipt data)
Number of Receipts Transactions
Opening balance	153,386	153,304
Receipts issued	10	32
Receipts issuable	-	5
Receipts redeemed	(1)	(5)
Closing balance	153,395	153,336

Amount of Receipts (at cost)
Opening balance	$203,584,099	$203,470,539
Issuances	14,542	41,117
Receipts issuable	-	6,558
Redemptions	(1,343)	(6,713)
Closing balance	$203,597,298	$203,511,501

Net Asset Value per Receipt at period end	$1,584.20	$1,345.05

VAULTED GOLD BULLION TRUST

January 31, 2020

(Unaudited)

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2020 and October 31, 2019.

2.5.	Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the three months ended January 31, 2020 and the year ended October 31, 2019 are set out below:

(Amounts in US$ except for ounces data)	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019
Ounces of gold
Opening balance	153,386	153,304
Purchases Redemptions	10 (1)	37 (5)
Closing balance	153,395	153,336

Investment in gold
Opening balance	$231,758,577	$186,256,695
Net change in unrealized gain (loss) on investment in gold	11,236,583	16,604,205
Net realized gain (loss) on redemption of Receipts	134	(434)
Purchases	14,542	47,675
Redemptions	(1,477)	(6,279)
Closing balance	$243,008,359	$202,901,862

VAULTED GOLD BULLION TRUST

January 31, 2020

(Unaudited)

2.6.	Fees and Expenses

The expenses of the Trust are expected to include, but are not limited to, the following:

•	any expenses or liabilities of the Trust;

•	any taxes and other governmental charges that may fall on the Trust or its property; and

•	fees and expenses of the Trustee and any indemnification of the Trustee.

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

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). Bank of Montreal did not charge any Custody Fee during the three months ended January 31, 2020 or for the fiscal year ended 2019. None of the Deposit Fee, Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

BMO Financial Group (“BMO”) held 153,118 Receipts as at January 31, 2020. The Net Asset Value per Receipt of those holdings is $1,584.20 for a total market value of $242,569,536 (Cost: $203,243,629). BMO held 153,118 Receipts as at October 31, 2019 with a total market value of $231,353,642 (Cost: $203,243,629).

VAULTED GOLD BULLION TRUST

January 31, 2020

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

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the value of an investment in the Receipts will decline proportionately. Subject to certain restrictions, Receipts may be redeemed after notice at the option of the holder. There is concentration risk which could trigger a termination event when Receipts are not widely held. As at January 31, 2020, BMO held 153,118 of the Receipts issued and outstanding (153,118 as at October 31, 2019). Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

January 31, 2020

(Unaudited)

5.	Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three months ended January 31, 2020 and January 31, 2019.

Net Asset Value	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019

Net asset value per Receipt, beginning of period	$1,510.95	$1,214.95

Change in unrealized investment in gold	$73.25	$108.30

Net Asset Value per Receipt, end of period	$1,584.20	$1,323.25

Total Return*	4.85%	8.91%

Portfolio Turnover**	0.00%	0.00%

* Not annualized
** Not zero but a number less than 0.00%.

6.	Subsequent Events

In February 2020, Bank of Montreal redeemed all 153,118 of the receipts it held, representing 99% of the Trust’s net assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. As of January 31, 2020, there were 153,395 Gold Deposit Receipts outstanding.

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

World Gold Supply and Demand (from calendar year 2009-2019)

The following table sets forth a summary of the world gold supply and demand from calendar year 2009-2019:

WORLD GOLD SUPPLY AND DEMAND (tonnes)(1)	2009†	2010†	2011†	2012†	2013†	2014†	2015†	2016†	2017†	2018†	Q1 2019*	Q2 2019*	Q3 2019*	Q4 2019*
Supply
Mine Production	2,651	2,771	2,868	2,882	3,076	3,180	3,222	3,252	3,259	3,332	831	838	884	868
Scrap	1,765	1,743	1,698	1,700	1,303	1,159	1,180	1,306	1,210	1,178	306	308	331	301
Net Hedging Supply	-234	-106	18	-40	-39	108	21	32	-41	8	-25	70	-15	15
Total Supply	4,182	4,407	4,584	4,543	4,340	4,446	4,422	4,590	4,428	4,518	1,112	1,216	1,200	1,185

Demand

Jewelry	1,879	2,096	2,109	2,075	2,737	2,569	2,474	1,962	2,222	2,129	455	469	332	471
Industrial Fabrication	426	480	470	432	428	411	376	366	380	391	92	92	95	95
…of which Electronics	295	346	342	310	306	297	267	264	277	288	67	68	70	70
…of which Dental & Medical	53	48	43	39	36	34	32	30	29	29	7	7	7	7
…of which Other Industrial	79	86	85	84	85	80	76	71	73	74	18	18	18	18

Net Official Sector	-34	77	457	544	409	466	443	253	366	536	145	210	136	132
Retail Investment	866	1,263	1,617	1,407	1,871	1,165	1,172	1,051	1,031	1,097	273	244	188	297
…of which Bars	562	946	1,248	1,057	1,444	886	875	785	771	800	194	173	133	217
…of which Coins	304	317	369	350	426	279	296	266	261	297	79	71	55	80

Physical Demand	3,138	3,915	4,652	4,458	5,445	4,611	4,464	3,631	3,999	4,154	1,014	1,049	814	1,033
Physical Surplus/Deficit	1,044	492	-69	85	-1,105	-164	-42	959	429	365	98	167	386	151
ETF Inventory Build	623	384	189	279	-879	-155	-117	539	177	59	32	92	231	35

Exchange Inventory Build	39	54	-6	-10	-98	1	-48	86	0	-21	-11	-13	14	17
Net Balance	382	54	-251	-185	-129	-10	124	334	252	327	78	87	140	99
Gold Price (London PM, US$/oz)	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,257.15	1,268.49	1,303.8	1,309.4	1,472.5	1,479.9

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

* Source: Gold Survey H2 2019 Update and Outlook, GFMS, Refinitiv

Historic Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Gold Deposit Receipts, investors should understand what the recent movements in the price of gold have been. Investors, however, should also be aware that past movements in the gold price are not indicators of future movements.

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from January 2010 to January 2020, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: LBMA.org.uk (accessed March 2020)

The price of gold followed an upward trend in 2010, reaching a new pre-inflation adjusted record high of $1,421.00 per ounce on November 9, 2010 and closing at $1,405.50 per ounce on December 30, 2010. In August 2011, the price of gold experienced a notable increase partially due to the first U.S. downgrade by Standard & Poor’s, reaching a high of $1,895.00 per ounce on September 5, 2011. By December 29, 2011, the price of gold had fallen to $1,531.00 per ounce. The annual average price of gold in 2012 was 6.2 percent higher than 2011, reaching a high of $1,791.75 on October 4, 2012. In particular, uncertainty over U.S. monetary policy became an increasingly significant driver of market appetite towards the end of 2012, and on December 28, 2012, the price of gold had fallen slightly to $1,657.50 per ounce.

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

In the second calendar quarter of 2019, gold demand was 1,123 tonnes, up 8% from the prior year period, while gold supply grew 6% to 1,186.7 tonnes. For the first half of 2019, gold demand grew to a three-year high of 2,181.7 tonnes, largely due to central bank purchases and ETF inflows, while gold supply reached 2,323.9 tonnes, the highest since 2016. The price of gold broke through the $1,430 per ounce level in late June, trading at a then six-year high, as the Federal Reserve re-opened the door for interest rate cuts amid rising global economic and political uncertainties. Gold closed at $1,409 per ounce on June 28, 2019. On July 31, 2019, the Federal Reserve lowered the target range for its benchmark interest rate to 2% to 2.25% (from 2.25% to 2.5%) and declared it would continue to monitor the implications of incoming information for the economic outlook. During the third calendar quarter, gold demand grew modestly to 1,107.9 tonnes mainly due to the largest ETF inflows since 2016. The price of gold rose by 5% during the third calendar quarter of 2019. On September 4, 2019, the price of gold broke through the $1,546.10 per ounce level, its highest mark for 2019. The primary factors behind this price momentum continued to be ongoing geopolitical tensions, concerns of a slowdown in economic growth, lower interest rates and the level of negative yielding debt. In the fourth calendar quarter of 2019, gold price averaged $1,481 per ounce, the highest average price since the first calendar quarter of 2013. Global demand in the second half of 2019 was down 10% compared to the same period of 2018. Gold closed at $1,514.75 per ounce on December 30, 2019 and at $1,584.20 per ounce on January 31, 2020.

As of March 13, 2020, the price of gold was $1,562.80 per ounce.

Results of Operations for the Three Months Ended January 31, 2020

The Trust’s Net Asset Value increased from $231,758,577 at October 31, 2019 to $243,008,359 at January 31, 2020, a 4.85% increase for the period.

Net Asset Value per Receipt increased 4.85% from $1,510.95 at October 31, 2019 to $1,584.20 at January 31, 2020.

For the three months ended January 31, 2020, the Trust issued 10 Receipts (cost — $14,542) and redeemed 1 Receipt (cost — $1,343), resulting in an increase in the number of Receipts issued and outstanding from 153,386 Receipts at October 31, 2019 to 153,395 Receipts at January 31, 2020.

The increase in net assets from operations for the three months ended January 31, 2020 was $11,236,717, resulting from a change in unrealized gain on investment of gold of $11,236,583 and a net realized gain of $134 on the redemption of receipts.

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

The Trust has adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services—Investment Companies, and follows specialized accounting. As a result of the adoption of this provision, the Trust records its investment in gold at fair value and expects that there will be fluctuations in the value of investments based on changes in the price of gold.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of January 31, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

 None.

Item 1A. Risk Factors

 There have been no material changes to the risk factors previously disclosed in the Trust’s Form 10-K filed with the SEC on January 29, 2020.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable.

Item 3.   Defaults Upon Senior Securities

 None.

Item 4.   Mine Safety Disclosures

 Not applicable.

Item 5.   Changes in and Disagreements with Accounting and Financial Disclosure

 There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended January 31, 2020.

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

Item 10. Principal Accounting Fees and Services

 Audit Fees. Bank of Montreal, as the Initial Depositor, was billed $10,000 for professional services rendered by KPMG LLP.

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

BANK OF MONTREAL
Initial Depositor of the Vaulted Gold Bullion Trust
(Registrant)

Date: March 16, 2020	/s/ Rob Yeung
*Head, Global FICC
BMO Capital Markets

Date: March 16, 2020	/s/ Neil Puddicombe
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

