Form 10-Q
period 2020-04-30
Vaulted Gold Bullion Trust
filed 2020-06-15
CIK 1593812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

Form 10-Q

____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2020

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

As of April 30, 2020, there were 576 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED APRIL 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of April 30, 2020 (Unaudited)	As of October 31, 2019

ASSETS
Investment in gold (Cost: $886,320 and $203,584,099, respectively) (see Notes 2.2, 2.5)	$980,784	$231,758,577
Total assets	$980,784	$231,758,577

Paid In Capital	$886,320	203,584,099
Unrealized gain (loss) on investment in gold	$94,464	28,174,478
NET ASSETS	980,784	231,758,577

Receipts issued, issuable and outstanding (see Note 2.3)	576	153,386

Net Asset Value per Receipt	$1,702.75	$1,510.95

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$, except for Troy oz data)	As of April 30, 2020 (Unaudited)
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	576	$886,320	$980,784	100%
Total investment in gold	576	$886,320	$980,784	100%

	As of October 31, 2019
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,386	$203,584,099	$231,758,577	100%
Total investment in gold	153,386	$203,584,099	$231,758,577	100%

(1)	Calculated as investment in gold at fair value divided by net assets

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(Unaudited)

(Amounts in US$)

	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	Six Months Ended April 30, 2019

Net realized gain (loss) on redemption of Receipts (see Note 2.3)	$37,134,501	$-	$37,134,635	$(434)
Net change in unrealized gain (loss) on investment in gold	(39,316,596)	(6,279,471)	(28,080,014)	10,324,734
Total gain (loss) on investment in gold	(2,182,095)	(6,279,471)	9,054,621	10,324,300

Increase (decrease) in net assets from operations	(2,182,095)	(6,279,471)	9,054,621	10,324,300

Increase (decrease) in net assets from operations per Receipt*	(97.39)	(40.95)	102.18	67.34
Weighted average number of receipts	22,405	153,338	88,618	153,321

* - Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended April 30, 2020		Three Months Ended April 30, 2019		Six Months Ended April 30, 2020		Six Months Ended April 30, 2019

(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount	Receipts	Amount	Receipts	Amount
Opening balance	153,395	$243,008,359	153,336	$202,901,862	153,386	$231,758,577	153,304	$186,256,695

From Operations:
Net change in unrealized gain (loss) on investment in gold		(39,316,596)		(6,279,471)		(28,080,014)		10,324,734
Net realized gain (loss) on redemption of Receipts		37,134,501		-		37,134,635		(434)

From Trust Receipt activity:
Issuances	299	513,032	10	13,185	309	527,574	47	60,860

Redemptions	(153,118)	(240,358,512)	-	-	(153,119)	(240,359,988)	(5)	(6,279)

Closing balance at period end	576	$980,784	153,346	$196,635,576	576	$980,784	153,346	$196,635,576

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

April 30, 2020

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

April 30, 2020

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

April 30, 2020

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

April 30, 2020

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

April 30, 2020

(Unaudited)

2.3.	Issuance and Redemption of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement. Authorized capital is unlimited. There were 576 Receipts issued and outstanding on April 30, 2020 (153,386 Receipts issued and outstanding on October 31, 2019).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee to the Initial Depositor, or exchange their Receipts for cash. Changes in the Receipts for the six months ended April 30, 2020 and April 30, 2019 are set out below:

	Six Months Ended April 30, 2020	Six Months Ended April 30, 2019
(Amounts in US$ except for Number of Receipts and per Receipt data)
Number of Receipts Transactions
Opening balance	153,386	153,304
Receipts issued	309	47
Receipts redeemed	(153,119)	(5)
Closing balance	576	153,346

Amount of Receipts (at cost)
Opening balance	$203,584,099	$203,470,539
Issuances	527,574	60,860
Redemptions	(203,225,353)	(6,713)
Closing balance	$886,320	$203,524,686

Net Asset Value per Receipt at period end	$1,702.75	$1,282.30

VAULTED GOLD BULLION TRUST

April 30, 2020

(Unaudited)

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2020 and October 31, 2019.

2.5.	Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the three and six months ended April 30, 2020 and April 30, 2019 are set out below:

(Amounts in US$ except for ounces data)	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	Six Months Ended April 30, 2019
Ounces of gold
Opening balance	153,395	153,336	153,386	153,304
Purchases	299	10	309	47
Redemptions	(153,118)	-	(153,119)	(5)
Closing balance	576	153,346	576	153,346

Investment in gold
Opening balance	$243,008,359	$202,901,862	$231,758,577	$186,256,695
Net change in unrealized gain (loss) on investment in gold	(39,316,596)	(6,279,471)	(28,080,014)	10,324,734
Net realized gain (loss) on redemption of Receipts	37,134,501	-	37,134,635	(434)
Purchases	513,032	13,185	527,574	60,860
Redemptions	(240,358,512)	-	(240,359,988)	(6,279)
Closing balance	$980,784	$196,635,576	$980,784	$196,635,576

VAULTED GOLD BULLION TRUST

April 30, 2020

(Unaudited)

2.6.	Fees and Expenses

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

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). Bank of Montreal did not charge any Custody Fee during the three or six months ended April 30, 2020 or for the fiscal year ended October 31, 2019. None of the Deposit Fee, Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

Further Bank of Montreal or its affiliates may acquire Receipts of the Trust on behalf of its private clients.

BMO Financial Group (“BMO”) held no Receipts as at April 30, 2020, after redeeming 153,118 Receipts in February 2020. BMO held 153,118 Receipts as at October 31, 2019 with a total market value of $231,353,642 (Cost: $203,243,629).

2.8.	New Accounting Pronouncement

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework --Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for annual periods beginning after December 15, 2019. Management is currently assessing the potential impact of these changes to future financial statements.

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

April 30, 2020

(Unaudited)

5.	Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three and six months ended April 30, 2020 and April 30, 2019.

Net Asset Value	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019	Six Months Ended April 30, 2020	Six Months Ended April 30, 2019

Net asset value per Receipt, beginning of period	$1,584.20	$1,323.25	$1,510.95	$1,214.95
Change in unrealized investment in gold	$118.55	$(40.95)	$191.80	$67.35
Net Asset Value per Receipt, end of period	$1,702.75	$1,282.30	$1,702.75	$1,282.30
Total Return*	7.48%	(3.09)%	12.69%	5.54%
Portfolio Turnover	0.77%	0.00%	0.35%	0.00%

* Not annualized

6.	Subsequent Events

The Trust evaluated subsequent events through the date the financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. As of April 30, 2020, there were 576 Gold Deposit Receipts outstanding.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from April 2010 to April 2020, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: LBMA.org.uk (accessed June 2020)

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

In the first calendar quarter of 2020, gold demand grew marginally to 1,083.8 tonnes. The global COVID-19 pandemic, which impacted the world in first calendar quarter of 2020, fueled safe-haven investment demand for gold, offsetting market weakness in consumer-focused sectors of the economy. These investment inflows helped push the US dollar gold price to an eight-year high. Consequently, global gold demand in value terms reached US$55 billion – the highest since the second quarter of 2013. Total supply in the first calendar quarter of 2020 fell 4% as COVID-19 lockdowns impacted mine production and gold recycling. Central banks continued to buy significant quantities of gold in the same period. Amid heightened volatility and uncertainty, global gold reserves grew by 145 tonnes in in the first calendar quarter of 2020. Gold closed at $1,702.75 per ounce on April 30, 2020.

As of June 12, 2020, the price of gold was $1,733.50 per ounce.

Results of Operations for the Three Months and Six Months Ended April 30, 2020

The Trust’s Net Asset Value decreased from $231,758,577 at October 31, 2019 to $980,784 at April 30, 2020, a 99.58% decrease for the period.

Net Asset Value per Receipt increased 12.69% from $1,510.95 at October 31, 2019 to $1,702.75 at April 30, 2020.

Net Asset Value per Receipt increased 7.48% from $1,584.20 at January 31, 2020 to $1,702.75 at April 30, 2020.

For the six months ended April 30, 2020, the Trust issued 309 Receipts (cost — $527,574) and redeemed 153,119 Receipts (cost — $203,225,353), resulting in a decrease in the number of Receipts issued and outstanding from 153,386 Receipts at October 31, 2019 to 576 Receipts at April 30, 2020.

For the three months ended April 30, 2020, the Trust issued 299 Receipts (cost — $513,032) and redeemed 153,118 Receipts (cost — $203,224,011), resulting in a decrease in the number of Receipts issued and outstanding from 153,395 Receipts at January 31, 2020 to 576 Receipts at April 30, 2020.

The increase in net assets from operations for the six months ended April 30, 2020 was $9,054,621, resulting from a change in unrealized loss on investment in gold of $28,080,014 and a net realized gain of $37,134,635 on the redemption of receipts.

The decrease in net assets from operations for the three months ended April 30, 2020 was $2,182,095, resulting from a change in unrealized loss on investment in gold of $39,316,596 and a net realized gain of $37,134,501 on the redemption of receipts.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of April 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Form 10-K filed with the SEC on January 29, 2020, except for the following:

The Trust, the Initial Depositor, BMO Financial Group (“BMO”) and their respective service providers are vulnerable to the effects of public health crises, including the ongoing novel coronavirus pandemic (the “COVID-19 pandemic”).

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Initial Depositor, BMO and their respective service providers to operate. The World Health Organization declared COVID-19 a global pandemic on March 11, 2020. The COVID-19 pandemic has negatively impacted the global economy and economic outlook, including with respect to the jurisdictions in which the Trust, the Initial Depositor and BMO operate, disrupted global supply chains, lowered equity market valuations, lowered interest rates, created significant volatility and disruption in financial markets, increased unemployment levels and increased credit and market risk. In addition, governments and regulatory bodies have implemented several measures, including temporary closures of a number of businesses and the institution of social distancing and sheltering in place requirements in many of these jurisdictions. Governments, monetary authorities and regulators have also taken actions to support individuals, the economy, capital markets, and the financial system, including taking fiscal and monetary measures to support incomes, businesses, liquidity, and regulatory actions in respect of financial institutions. The COVID-19 pandemic or a similar public health threat could adversely impact the Trust by causing operating delays and disruptions, market disruption and shutdowns, including as a result of government regulation and prevention measures. A prolonged outbreak could also result in an increase of the costs of the Trust, affect liquidity in the market for gold as well as the correlation between the price of the Receipts and the net asset value of the Trust. The extent to which the COVID-19 pandemic impacts the Trust’s business, results of operations and financial condition, including the potential from loss from higher credit, counterparty or mark-to-market losses, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental and regulatory authorities, which could vary by country, and other third parties in response to the pandemic.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended April 30, 2020.

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

Audit Fees. Bank of Montreal, as the Initial Depositor, was billed $20,000 for professional services rendered by KPMG LLP.

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

BANK OF MONTREAL Initial Depositor of the Vaulted Gold Bullion Trust (Registrant)

Date: June 15, 2020	/s/ Rob Yeung
*Head, Global FICC
BMO Capital Markets

Date: June15, 2020	/s/ Neil Puddicombe
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

