Form 10-Q/A
period 2020-04-30
Vaulted Gold Bullion Trust
filed 2020-06-16
CIK 1593812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

Form 10-Q/A

Amendment No. 1

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

As of April 30, 2020, there were 576 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Vaulted Gold Bullion Trust’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2020, filed with the Securities and Exchange Commission on June 15, 2020 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”)  and consists of the following XBRL interactive data files that were omitted from the Form 10-Q:

101.INS	XBRL Instance File
101.SCH	XBR Schema File
101.CAL	XBRL Calculation File
101.DEF	XBRL Definition File
101.LAB	XBRL Label File
101.PRE	XBRL Presentation File

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

In accordance with Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

2

PART II. OTHER INFORMATION

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

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance File**
101.SCH	XBR Schema File**
101.CAL	XBRL Calculation File**
101.DEF	XBRL Definition File**
101.LAB	XBRL Label File**
101.PRE	XBRL Presentation File**

* Previously included in the registrant’s Form 10-Q for the quarterly period ended April 30, 2020, filed with the Securities and Exchange Commission on June 15, 2020.

** Furnished with this Form 10-Q/A. In accordance with Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

BANK OF MONTREAL
Initial Depositor of the Vaulted Gold Bullion Trust
(Registrant)

Date: June 16, 2020	/s/ Rob Yeung
*Head, Global FICC
BMO Capital Markets

Date: June 16, 2020	/s/ Neil Puddicombe
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

4