Form 10-Q
period 2020-07-31
Vaulted Gold Bullion Trust
filed 2020-09-14
CIK 1593812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

Form 10-Q

____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2020

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

As of July 31, 2020, there were 991 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED July 31, 2020

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of July 31, 2020	As of October 31, 2019

	(Unaudited)
ASSETS
Investment in gold (Cost: $1,598,902 and $203,584,099, respectively) (see Notes 2.2, 2.5)	$1,947,216	$231,758,577
Total assets	$1,947,216	$231,758,577

Paid In Capital	$1,598,902	$203,584,099

Unrealized gain on investment in gold	348,314	28,174,478

NET ASSETS	$1,947,216	$231,758,577

Receipts issued, issuable and outstanding (see Note 2.3)	991	153,386
Net Asset Value per Receipt	$1,964.90	$1,510.95

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$,	As of July 31, 2020
except for Troy oz data)	(Unaudited)

Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	991	$1,598,902	$1,947,216	100%
Total investment in gold	991	$1,598,902	$1,947,216	100%

	As of October 31, 2019
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,386	$203,584,099	$231,758,577	100%
Total investment in gold	153,386	$203,584,099	$231,758,577	100%

(1)	Calculated as investment in gold at fair value divided by net assets

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(Unaudited)

(Amounts in US$, except for Receipt data)

	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	Nine Months Ended July 31, 2019

Net realized gain (loss) on redemption of Receipts (see Note 2.3)	$-	$-	$37,134,635	$(434)
Net change in unrealized gain (loss) on investment in gold	253,850	22,273,916	(27,826,164)	32,598,650
Total gain on investment in gold	$253,850	$22,273,916	$9,308,471	$32,598,216

Increase in net assets from operations	$253,850	$22,273,916	$9,308,471	32,598,216

Increase in net assets from operations per Receipt*	$291.45	$145.25	$157.35	$212.60

Weighted average number of receipts	871	153,348	59,156	153,330

* - Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended July 31, 2020		Three Months Ended July 31, 2019		Nine Months Ended July 31, 2020		Nine Months Ended July 31, 2019

(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount	Receipts	Amount	Receipts	Amount
Opening balance	576	$980,784	153,346	$196,635,576	153,386	$231,758,577	153,304	$186,256,695

From Operations:
Net change in unrealized gain (loss) on investment in gold		253,850		22,273,916		(27,826,164)		32,598,650
Net realized gain (loss) on redemption of Receipts		-		-		37,134,635		(434)

From Trust Receipt activity:
Issuances	415	712,582	10	13,866	724	1,240,156	57	74,726
Redemptions	-	-	-	-	(153,119)	(240,359,988)	(5)	(6,279)

Closing balance at period end	991	$1,947,216	153,356	$218,923,358	991	$1,947,216	153,356	$218,923,358

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

July 31, 2020

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

July 31, 2020

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

July 31, 2020

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

VAULTED GOLD BULLION TRUST

July 31, 2020

(Unaudited)

2.2.	Valuation of Gold (continued)

Valuation Techniques and Significant Inputs

A valuation hierarchy exists that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

–	Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

–	Level 2.	Observable inputs other than quoted prices in an active market that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument in an inactive market, prices for similar instruments and similar data.

–	Level 3.	Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Trust classifies its investment in gold as Level 1 of the fair value hierarchy. There were no re-allocations or transfers between levels during the period.

VAULTED GOLD BULLION TRUST

July 31, 2020

(Unaudited)

2.3.	Issuance and Redemption of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement. Authorized capital is unlimited. There were 991 Receipts issued and outstanding on July 31, 2020 (153,386 Receipts issued and outstanding on October 31, 2019).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee to the Initial Depositor, or exchange their Receipts for cash. Changes in the Receipts for the nine months ended July 31, 2020 and July 31, 2019 are set out below:

	Nine Months Ended July 31, 2020	Nine Months Ended July 31, 2019

(Amounts in US$ except for Number of Receipt and per Receipt data)
Number of Receipts Transactions
Opening balance	153,386	153,304
Receipts issued	724	57
Receipts redeemed	(153,119)	(5)
Closing balance	991	153,356

Amount of Receipts (at cost)
Opening balance	$203,584,099	$203,470,539
Issuances	1,240,156	74,726
Redemptions	(203,225,353)	(6,713)
Closing balance	$1,598,902	$203,538,552

Net Asset Value per Receipt at period end	$1,964.90	$1,427.55

VAULTED GOLD BULLION TRUST

July 31, 2020

(Unaudited)

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2020 and October 31, 2019.

2.5.	Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the three and nine months ended July 31, 2020 and July 31, 2019 are set out below:

(Amounts in US$ except for ounces data)	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	Nine Months Ended July 31, 2019

Ounces of gold
Opening balance	576	153,346	153,386	153,304
Purchases	415	10	724	57
Redemptions	-	-	(153,119)	(5)
Closing balance	991	153,356	991	153,356

Investment in gold
Opening balance	$980,784	$196,635,576	$231,758,577	$186,256,695
Net change in unrealized gain (loss) on investment in gold	253,850	22,273,916	(27,826,164)	32,598,650
Net realized gain (loss) on redemption of Receipts	-	-	37,134,635	(434)
Purchases	712,582	13,866	1,240,156	74,726
Redemptions	-	-	(240,359,988)	(6,279)
Closing balance	$1,947,216	$218,923,358	$1,947,216	$218,923,358

VAULTED GOLD BULLION TRUST

July 31, 2020

(Unaudited)

2.6.	Fees and Expenses

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

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). Bank of Montreal did not charge any Custody Fee during the three or nine months ended July 31, 2020 or for the fiscal year ended October 31, 2019. None of the Deposit Fee, Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

Further, Bank of Montreal or its affiliates may acquire Receipts of the Trust on behalf of its private clients.

VAULTED GOLD BULLION TRUST

July 31, 2020

(Unaudited)

BMO Financial Group (“BMO”) held no Receipts as at July 31, 2020, after redeeming 153,118 Receipts in February 2020. BMO held 153,118 Receipts as at October 31, 2019 with a total market value of $231,353,642 (Cost: $203,243,629).

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

July 31, 2020

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

July 31, 2020

(Unaudited)

5.	Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three and nine months ended July 31, 2020 and July 31, 2019.

Net Asset Value	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019	Nine Months Ended July 31, 2020	Nine Months Ended July 31, 2019

Net asset value per Receipt, beginning of period	$1,702.75	$1,282.30	$1,510.95	$1,214.95
Change in unrealized investment in gold	$262.15	$145.25	$453.95	$212.60
Net Asset Value per Receipt, end of period	$1,964.90	$1,427.55	$1,964.90	$1,427.55
Total Return*	15.40%	11.33%	30.04%	17.50%
Portfolio Turnover	0.00%	0.00%	1.17%	0.00%

* Not annualized

6.	Subsequent Events

The Trust evaluated subsequent events through the date the financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. As of July 31, 2020, there were 991 Gold Deposit Receipts outstanding.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from August 2010 to August 2020, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: LBMA.org.uk (accessed September 2020)

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

On January 30, 2019, the Federal Reserve announced it would keep its target range for its benchmark interest rate at 2.25% to 2.5% and declared it would be patient in deciding when to raise interest rates again. Gold closed at $1,323.25 per ounce on January 31, 2019. By the end of the first calendar quarter in 2019, gold demand grew to 1,053 tonnes, up approximately 7% from the first calendar quarter of 2018. While demand grew, supply remained relatively unchanged throughout the first calendar quarter of 2019, flatlining at approximately 1,150 tonnes. Gold reached a high of $1,343.75 in the first calendar quarter of 2019, but fell to around $1,295.40 by the end of March.

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

In the first calendar quarter of 2020, gold demand grew marginally to 1,083.8 tonnes. The novel coronavirus pandemic (the “COVID-19 pandemic”), which impacted the world in first calendar quarter of 2020, fueled safe-haven investment demand for gold, offsetting market weakness in consumer-focused sectors of the economy. These investment inflows helped push the US dollar gold price to an eight-year high. Consequently, global gold demand in value terms reached US$55 billion – the highest since the second quarter of 2013. Total supply in the first calendar quarter of 2020 fell 4% as COVID-19 lockdowns impacted mine production and gold recycling. Central banks continued to buy significant quantities of gold in the same period. Amid heightened volatility and uncertainty, global gold reserves grew by 145 tonnes in the first calendar quarter of 2020. Gold closed at $1,702.75 per ounce on April 30, 2020.

In the second calendar quarter of 2020, the COVID-19 pandemic was again the main influence on the gold market, severely curtailing consumer demand while providing support for investment. The global response to the pandemic by central banks and governments, in the form of rate cuts and massive liquidity injections, fueled record flows of 734 tonnes into gold-backed ETFs. This inflow of gold helped lift the gold price, which gained 17% in US dollar terms over the first half of calendar 2020, hitting record highs in many other currencies. Gold closed at $1,964.90 per ounce on July 31, 2020. In early August 2020, gold rallied to a new all-time high of $2,075.00 but has since dropped dramatically.

As of September 10, 2020, the price of gold was $1,966.25 per ounce.

Results of Operations for the Three Months and Nine Months Ended July 31, 2020

The Trust’s Net Asset Value decreased from $231,758,577 at October 31, 2019 to $1,947,216 at July 31, 2020, a 99.16% decrease for the period.

Net Asset Value per Receipt increased 30.04% from $1,510.95 at October 31, 2019 to $1,964.90 at July 31, 2020.

Net Asset Value per Receipt increased 15.40% from $1,702.75 at April 30, 2020 to $1,964.90 at July 31, 2020.

For the nine months ended July 31, 2020, the Trust issued 724 Receipts (cost — $1,240,156) and redeemed 153,119 Receipts (cost — $203,225,353), resulting in a decrease in the number of Receipts issued and outstanding from 153,356 Receipts at October 31, 2019 to 991 Receipts at July 31, 2020.

For the three months ended July 31, 2020, the Trust issued 415 Receipts (cost — $712,582) and redeemed no Receipts, resulting in an increase in the number of Receipts issued and outstanding from 576 Receipts at April 30, 2020 to 991 Receipts at July 31, 2020.

The increase in net assets from operations for the nine months ended July 31, 2020 was $9,308,471, resulting from a change in unrealized loss on investment in gold of $27,826,164 and a net realized gain of $37,134,635 on the redemption of receipts.

The increase in net assets from operations for the three months ended July 31, 2020 was $253,850, resulting from a change in unrealized gain on investment in gold.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of July 31, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

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

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Initial Depositor, BMO and their respective service providers to operate. The World Health Organization declared COVID-19 a global pandemic on March 11, 2020. The COVID-19 pandemic has negatively impacted the global economy and economic outlook, including with respect to the jurisdictions in which the Trust, the Initial Depositor and BMO operate, disrupted global supply chains, lowered equity market valuations, lowered interest rates, created significant volatility and disruption in financial markets, increased unemployment levels and increased credit and market risk. In addition, governments and regulatory bodies have implemented several measures, including temporary closures of a number of businesses and the institution of social distancing and sheltering in place requirements in many of these jurisdictions. Governments, monetary authorities and regulators have also taken actions to support individuals, the economy, capital markets, and the financial system, including taking fiscal and monetary measures to support incomes, businesses, liquidity, and regulatory actions in respect of financial institutions. The COVID-19 pandemic or a similar public health threat could adversely impact the Trust by causing operating delays and disruptions, market disruption and shutdowns, including as a result of government regulation and prevention measures. A prolonged outbreak could also result in an increase of the costs of the Trust, affect liquidity in the market for gold as well as the correlation between the price of the Receipts and the net asset value of the Trust. The extent to which the COVID-19 pandemic impacts the Trust’s business, results of operations and financial condition, including the potential from loss from higher credit, counterparty or mark-to-market losses, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental and regulatory authorities, which could vary by country, and other third parties in response to the pandemic. To date, the impact of COVID-19 has not materially affected the operations of the Trust.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended July 31, 2020.

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

BANK OF MONTREAL Initial Depositor of the Vaulted Gold Bullion Trust (Registrant)

Date: September 14, 2020	/s/ Rob Yeung
*Head, Global FICC
BMO Capital Markets

Date: September 14, 2020	/s/ Neil Puddicombe
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

