Form 10-K
period 2020-10-31
Vaulted Gold Bullion Trust
filed 2021-01-29
CIK 1593812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2020

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report).     ☐ Yes ☒ No

As of October 31, 2020, there were 979 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-K

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2020

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

The forward-looking statements contained in this report are based on the Trust’s current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Moreover, the uncertainty created by the COVID-19 pandemic has heightened this risk given the increased challenge in making assumptions, predictions, forecasts, conclusions or projections. These risks and uncertainties include those factors described under the heading “Risk Factors” in this Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of the Trust’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Bank of Montreal brands the organization’s members as BMO Financial Group (“BFG”). BFG is a highly diversified financial services provider based in North America. Bank of Montreal provides a broad range of products and services directly and through Canadian and non-Canadian subsidiaries, offices, and branches. As of October 31, 2020, Bank of Montreal had approximately 12 million customers and more than 43,000 full-time equivalent employees. The Bank has approximately 1,400 bank branches and more than 4,800 automated banking machines in Canada and the United States, and operates internationally in major financial markets and trading areas through its offices in a number of jurisdictions around the world. BMO Financial Corp. (“BFC”) is based in Chicago and wholly-owned by Bank of Montreal. BFC operates primarily through its subsidiary BMO Harris Bank N.A. (“BHB”), which provides banking, financing, investing, and cash management services in select markets in the United States. Bank of Montreal provides a full range of investment dealer services through entities, including BMO Nesbitt Burns Inc., a major fully integrated Canadian investment dealer, and BMO Capital Markets Corp., Bank of Montreal’s wholly-owned registered broker dealer in the United States.

Bank of Montreal conducts business through three operating groups: Personal and Commercial Banking (“P&C”), made up of Canadian P&C and U.S. P&C; BMO Wealth Management; and BMO Capital Markets. In P&C, personal banking provides personal banking customers with financial products and services, including banking, lending, treasury management and everyday financial and investment advice through a network of branches, contact centres, digital banking platforms and automated teller machines. Commercial Banking serves clients across Canada and the U.S., and commercial bankers are trusted advisors and partners to clients, delivering sector and industry expertise, local presence and a full suite of commercial products and services. Canadian P&C operates across Canada, while U.S. P&C operates predominately in eight states (Illinois, Wisconsin, Missouri, Indiana, Minnesota, Kansas, Arizona and Florida) under the BMO Harris brand. In addition, the commercial business provides targeted nationwide coverage for key specialty sectors and has offices in select regional markets. BMO Wealth Management serves a full range of clients from individuals and families to business owners and institutions. It offers a wide spectrum of asset, wealth management and insurance products and services aimed at helping clients plan, grow, protect and transition their wealth. The asset management business is focused on making a positive impact and delivering innovative client solutions. BMO Capital Markets is a North American-based financial services provider offering a complete range of products and services to corporate, institutional and government clients. These include equity and debt underwriting, institutional sales and trading, corporate lending and project financing, mergers and acquisitions advisory services, securitization, treasury management, risk management and equity and fixed income research. Corporate Services consists of Corporate Units and Technology and Operations (“T&O”). Corporate Units provide enterprise-wide expertise, governance and support in a variety of areas, including strategic planning, risk management, finance, legal and regulatory compliance, human resources, communications, marketing, real estate and procurement. T&O develops, monitors, manages and maintains governance of information technology, including data and analytics, and also provides cyber security and operations services.

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

Several factors may affect the price of gold, including:

•	Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as South Africa, the United States and Australia;
•	Global or regional political, economic or financial events and situations;
•	Investors’ expectations with respect to the rate of inflation;
•	Currency exchange rates, including the rates at which gold is priced in exchanges and trading platforms around the world;
•	Interest rates;
•	Investor and speculator attitude and confidence towards gold; and
•	Investment and trading activities of hedge funds and commodity funds.

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

The price of gold is volatile and historical fluctuations in gold prices are not a reliable indicator of future gold price movements.

The price of gold is volatile, and fluctuations are expected to have a direct impact on the value of the Gold Deposit Receipts. Throughout 2019 and 2020, gold prices experienced notable volatility. Gold closed at $1,282.90 per ounce on January 2, 2019, reached a high for the first calendar quarter of 2019 of $1,343.75, but fell to $1,269.50 towards the end of April 2019, its lowest point for the year. Then, in early September 2019, the price of gold reached $1,546.10 per ounce, trading at a then six-year high, as the Federal Reserve re-opened the door for interest rate cuts amid rising global economic and political uncertainties including uncertainty surrounding U.S.-China trade relations. In 2020, gold started the year at $1,527.10 per ounce on January 2, 2020, closed at $1,474.25 per ounce on March 19, 2020, reached a record high of $2,067.15 per ounce on August 6, 2020, and then closed at $1,887.60 per ounce at the end of December. Throughout 2019 and 2020, individual supply and demand elements also saw dramatic fluctuations.

Moreover, movements in the price of gold in the past, and any past or present trends, are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve gold holdings, agreements among central banks, fluctuations in the value of the U.S. dollar, gold supply and demand, geo-political uncertainties, economic concerns such as inflation, and real or speculative investor interest.

There is no guarantee that the high trading price of gold will be sustained.

Prices in the international gold market have reached historically high levels in recent years. The price of physical gold going forward and, in turn, the future value of net assets of the Trust, may be dependent upon factors that include global gold supply and demand, investors’ inflation expectations, exchange rate volatility, interest rate volatility and investment and trading activities of hedge funds and commodity funds. An adverse development with regard to one or more of these, or other factors may lead to a decrease in gold trading prices. A decline in prices of gold would decrease the value of net assets and the net asset value of the Trust. In addition, investors should be aware that there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Initial Depositor expects the value of an investment in the Gold Deposit Receipts to decline proportionately.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. As of October 31, 2020, there were 979 Gold Deposit Receipts outstanding.

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

World Gold Supply and Demand (from calendar year 2015-2019)

The following table sets forth a summary of the world gold supply and demand from calendar year 2015-2019:

WORLD GOLD SUPPLY AND DEMAND (tonnes)(1)	2015†	2016†	2017†	2018†	Q1 2019*	Q2 2019*	Q3 2019*	Q4 2019*
Supply
Mine Production	3,222	3,252	3,259	3,332	831	838	884	868
Scrap	1,180	1,306	1,210	1,178	306	308	331	301
Net Hedging Supply	21	32	-41	8	-25	70	-15	15
Total Supply	4,422	4,590	4,428	4,518	1,112	1,216	1,200	1,185
Demand
Jewelry	2,474	1,962	2,222	2,129	455	469	332	471
Industrial Fabrication	376	366	380	391	92	92	95	95
…of which Electronics	267	264	277	288	67	68	70	70
…of which Dental & Medical	32	30	29	29	7	7	7	7
…of which Other Industrial	76	71	73	74	18	18	18	18
Net Official Sector	443	253	366	536	145	210	136	132
Retail Investment	1,172	1,051	1,031	1,097	273	244	188	297
…of which Bars	875	785	771	800	194	173	133	217
…of which Coins	296	266	261	297	79	71	55	80
Physical Demand	4,464	3,631	3,999	4,154	1,014	1,049	814	1,033
Physical Surplus/Deficit	-42	959	429	365	98	167	386	151
ETF Inventory Build	-117	539	177	59	32	92	231	35
Exchange Inventory Build	-48	86	0	-21	-11	-13	14	17
Net Balance	124	334	252	327	78	87	140	99
Gold Price (London PM, US$/oz)	1,160.06	1,250.80	1,257.15	1,268.49	1,303.8	1,309.4	1,472.5	1,479.9

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from October 2015 to October 2020, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: LBMA.org.uk (accessed January 2021)

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

In the second calendar quarter of 2020, the COVID-19 pandemic was again the main influence on the gold market, severely curtailing consumer demand while providing support for investment. The global response to the pandemic by central banks and governments, in the form of rate cuts and massive liquidity injections, fueled record flows of 734 tonnes into gold-backed ETFs. This inflow of gold helped lift the gold price, which gained 17% in US dollar terms over the first half, hitting record highs in many other currencies. Gold closed at $1,964.90 per ounce on July 31, 2020 and in early August 2020, gold rallied to a new all-time high of $2,067.15 per ounce. The demand for gold dropped to 892.3 tonnes in the third quarter of 2020, its lowest quarterly total since the third quarter of 2009, as consumers and investors continued to battle against the effects of the global pandemic. At the end of October 2020, demand for gold was 2,972.1 tonnes, which was 10% down compared to the same period in 2019 on a year-to-date basis. Total supply of gold fell 3% in the third quarter of 2020 compared to the same period in 2019, with mine production affected by the COVID-19 restrictions imposed on the sector in the first half of 2020.

As of January 27, 2021, the price of gold was $1,843.00 per ounce.

Results of Operations for the Year Ended October 31, 2020

The Trust’s Net Asset Value decreased from $231,758,577 at October 31, 2019 to $1,842,331 at October 31, 2020.

Net Asset Value per Receipt increased 24.54% from $1,510.95 at October 31, 2019 to $1,881.85 at October 31, 2020.

For the year ended October 31, 2020, the Trust issued 726 Receipts (cost — $1,244,223) and redeemed 153,133 Receipts (cost — $203,243,901), resulting in an decrease in the number of Receipts issued and outstanding from 153,386 Receipts at October 31, 2019 to 979 Receipts at October 31, 2020.

The increase in net assets from operations for the year ended October 31, 2020 was $9,226,774, resulting from a change in unrealized loss on investment of gold of $27,916,568 and a net realized gain of $37,143,342 on the redemption of receipts.

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

18

Report of Independent Registered Public Accounting Firm

To Bank of Montreal, Bank of New York Mellon and Receipt Holders of the Vaulted Gold Bullion Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of the Vaulted Gold Bullion Trust (the Trust), including the schedules of investments, as of October 31, 2020 and 2019, the related statements of operations and changes in net assets for each of the years in the three-year period ended October 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of October 31, 2020 and 2019, and the results of its operations and changes in its net assets for each of the years in the three-year period ended October 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

New York, New York
January 29, 2021

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of October 31, 2020	As of October 31, 2019

ASSETS
Investment in gold (Cost: $1,584,421 and $203,584,099, respectively) (see Notes 2.2, 2.5)	$1,842,331	$231,758,577
Total assets	$1,842,331	$231,758,577

Paid In Capital	$1,584,421	$203,584,099
Unrealized gain on investment in gold	257,910	28,174,478
NET ASSETS	$1,842,331	$231,758,577

Receipts issued, issuable and outstanding (see Note 2.3)	979	153,386
Net Asset Value per Receipt	$1,881.85	$1,510.95

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$, except for Troy oz data)	As of October 31, 2020
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	979	$1,584,421	$1,842,331	100%
Total investment in gold	979	$1,584,421	$1,842,331	100%

	As of October 31, 2019
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	153,386	$203,584,099	$231,758,577	100%
Total investment in gold	153,386	$203,584,099	$231,758,577	100%

(1)	Calculated as investment in gold at fair value divided by net assets.

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(Amounts in US$)

	Year Ended Oct 31, 2020	Year Ended Oct 31, 2019	Year Ended Oct 31, 2018
Net realized gain (loss) on redemption of Receipts (see Note 2.3)	$37,143,342	$(434)	$(18,134,617)
Net change in unrealized gain (loss) on investment in gold	(27,916,568)	45,388,322	(18,813,882)
Total gain (loss) on investment in gold	9,226,774	45,387,888	(36,948,499)

Increase (decrease) in net assets from operations	$9,226,774	$45,387,888	$(36,948,499)

Increase (decrease) in net assets from operations per Receipt*	207.19	296.00	(190.24)
Weighted average number of receipts	44,533	153,340	194,219

* - Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets

	Year Ended October 31, 2020		Year Ended October 31, 2019		Year Ended October 31, 2018

(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount	Receipts	Amount
Opening balance	153,386	$231,758,577	153,304	$186,256,695	29,656	$37,667,568

From Operations:
Net change in unrealized gain (loss) on investment in gold		(27,916,568)		45,388,322		(18,813,882)
Net realized gain (loss) on redemption of Receipts		37,143,342		(434)		(18,134,617)

From Trust Receipt activity:
Issuances	726	1,244,223	87	120,273	312,880	416,353,358
Redemptions	(153,133)	(240,387,243)	(5)	(6,279)	(189,232)	(230,815,732)
Closing balance at period end	979	$1,842,331	153,386	$231,758,577	153,304	$186,256,695

See Notes to the Financial Statements

VAULTED GOLD BULLION TRUST

October 31, 2020

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

The Trust is intended to hold Gold for the benefit of owners of Gold Deposit Receipts (“Receipts”). One Receipt represents the undivided beneficial ownership of one troy ounce of Gold. Investors (through registered broker-dealers, or banks or trust companies that become party to the distribution agreement (“Authorized Participants”)) are able to acquire, hold, transfer and surrender only whole Receipts (i.e., no fractional interests), with a minimum of one Receipt per transaction. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold and all monies or other property, if any, received by the Trustee. The Trust’s fiscal year ends on October 31st of each calendar year.

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

October 31, 2020

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

October 31, 2020

2.3. Issuance and Redemption of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement. Authorized capital is unlimited. There were 979 Receipts issued and outstanding on October 31, 2020 (153,386 Receipts issued and outstanding on October 31, 2019).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee to the Initial Depositor, or exchange their Receipts for cash. Changes in the Receipts for the years ended October 31, 2020, 2019 and 2018 are set out below:

	Year Ended October 31, 2020	Year Ended October 31, 2019	Year Ended October 31, 2018

(Amounts in US$ except for Receipt and per Receipt data)
Number of Receipts Transactions
Opening balance	153,386	153,304	29,656
Receipts issued	726	87	312,880
Receipts redeemed	(153,133)	(5)	(189,232)
Closing balance	979	153,386	153,304

Amount of Receipts (at cost)
Opening balance	$203,584,099	$203,470,539	$36,067,530
Issuances	1,244,223	120,273	416,353,358
Redemptions	(203,243,901)	(6,713)	(248,950,349)
Closing balance	$1,584,421	$203,584,099	$203,470,539

Net Asset Value per Receipt at period end	$1,881.85	$1,510.95	$1,214.95

2.4. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of October 31, 2020 and October 31, 2019.

VAULTED GOLD BULLION TRUST

October 31, 2020

2.5. Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the years ended October 31, 2020, 2019 and 2018 are set out below:

(Amounts in US$ except for ounces data)	Year Ended October 31, 2020	Year Ended October 31, 2019	Year Ended October 31, 2018
Ounces of gold
Opening balance	153,386	153,304	29,656
Purchases	726	87	312,880
Redemptions	(153,133)	(5)	(189,232)
Closing balance	979	153,386	153,304

Investment in gold
Opening balance	$231,758,577	$186,256,695	$37,667,568
Net change in unrealized gain (loss) on investment in gold	(27,916,568)	45,388,322	(18,813,882)
Net realized gain (loss) on redemption of Receipts	37,143,342	(434)	(18,134,617)
Purchases	1,244,223	120,273	416,353,358
Redemptions	(240,387,243)	(6,279)	(230,815,732)
Closing balance	$1,842,331	$231,758,577	$186,256,695

2.6. Fees and Expenses

The expenses of the Trust are borne by the Initial Depositor.

The expenses of the Trust are expected to include, but are not limited to, the following:

• any expenses or liabilities of the Trust;

• any taxes and other governmental charges that may fall on the Trust or its property; and

• fees and expenses of the Trustee and any indemnification of the Trustee.

Additionally, the Trustee’s and Mint’s fees are paid by the Initial Depositor and are not separate expenses of the Trust..

VAULTED GOLD BULLION TRUST

October 31, 2020

2.7. Related Party Transactions

On May 11, 2017, the Trust entered into the Depositary Trust Agreement with The Bank of New York Mellon, BNY Trust of Delaware, Bank of Montreal and BMO Capital Markets Corp. On July 11, 2018, the Trust entered into the Second Amended and Restated Distribution Agreement with Bank of Montreal and BMO Capital Markets Corp (the “Distribution Agreement”).

Bank of Montreal acts as the Initial Depositor of the Trust and holds gold that it transfers to the Trust from time to time in connection with the sale by the Trust of Receipts. Pursuant to the Depositary Trust Agreement and the Distribution Agreement, the offering price for each Receipt consists of the spot price at the time of sale to an investor for one troy ounce of gold, plus: (1) in the case of a Class A Gold Deposit Receipt, a deposit fee of 2.00%, payable to Bank of Montreal, plus a sales fee of 2.00% to any participating broker-dealer that sells Gold Deposit Receipts to an investor; (2) in the case of a Class F Gold Deposit Receipt, which is sold only through fee-based programs, a deposit fee of 2.00%, payable to Bank of Montreal, plus a sales fee of 0.25%; (3) in the case of a Class F-1 Gold Deposit Receipt, which is sold to trust or fiduciary accounts, a deposit fee of 2.00%, payable to Bank of Montreal, and no sales fee; (4) in the case of a Class F-2 Gold Deposit Receipt, which is sold solely to an Institutional Account, a deposit fee of 1.50%, payable to Bank of Montreal, and no sales fee; (5) in the case of a Class F-3 Gold Deposit Receipt, which is sold solely to an Institutional Account, a deposit fee of 1.00%, payable to Bank of Montreal, and no sales fee; and (6) in the case of a Class S Gold Deposit Receipt, which is sold solely to an Institutional Account, neither a deposit fee nor a sales fee. The deposit fee and the sales fee are not expenses of the Trust and have no impact on the financial highlights. The Trust uses the proceeds of the issuance of Receipts, net of these fees, to purchase gold from Bank of Montreal in an amount that corresponds to the amount of Receipts.

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). Bank of Montreal did not charge any Custody Fee during the years ended October 31, 2020, 2019, or 2018. None of the Deposit Fee, Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

BMO Financial Group (“BMO”) held no Receipts as at October 31, 2020. BMO held 153,118 Receipts as at October 31, 2019 with a total market value of $231,353,642 (Cost: $203,243,629).

2.8. New Accounting Pronouncement

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework --Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for annual periods beginning after December 15, 2019. Management has determined that there will be no impact to the financial statements upon adoption of ASU 2018-13.

VAULTED GOLD BULLION TRUST

October 31, 2020

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

The World Health Organization declared the novel coronavirus (“COVID-19”) a global pandemic on March 11, 2020. The COVID-19 pandemic has had, and will likely continue to have, a negative impact on the global economy and economic outlook, resulting in lower economic output, increased unemployment levels and lower interest rates. The global response to the pandemic by central banks and governments, in the form of rate cuts and massive liquidity injections, fueled safe-haven investment demand for gold, offsetting market weakness in consumer-focused sectors of the economy. This demand for gold resulted in new all-time high gold prices in early August 2020 but has since dropped. However, production of gold declined during the year as many mining operations remained suspended due to lockdowns. The extent to which the COVID-19 pandemic continues to impact the gold market including price and supply of gold will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic and actions taken by governmental and regulatory authorities, which could vary by country, and other third parties in response to the pandemic.

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

5. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the years ended October 31, 2020, 2019, and 2018.

Net Asset Value	Year Ended October 31, 2020	Year Ended October 31, 2019		Year Ended October 31, 2018

Net asset value per Receipt, beginning of period	$1,510.95	$1,214.95		$1,270.15
Change in unrealized investment in gold	$370.90	$296.00		$(55.20)
Net Asset Value per Receipt, end of period	$1,881.85	$1,510.95		$1,214.95
Total Return	24.55%	24.36%		(4.35)%
Portfolio Turnover	1.52%	0.00	%**	100.28%

** - Portfolio Turnover is not zero but a number rounded to 0.00%.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of October 31, 2020, the Trust’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The management of the Initial Depositor has assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2020. In making its assessment, the management of the Initial Depositor has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Management concluded that based on its assessment, the Trust’s internal control over financial reporting was effective as of October 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s fiscal year ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

Item 9B. Other Information

None.

20

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

Item 14. Principal Accounting Fees and Services

Audit Fees. For the year ended October 31, 2020, Bank of Montreal, as Initial Depositor, was billed $65,000 for professional services rendered for the audit and review of the Trust’s financial statements by KPMG LLP.

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

21

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

22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

BANK OF MONTREAL
Initial Depositor of the Vaulted Gold Bullion Trust
(Registrant)

Date: January 29, 2021	/s/ Rob Yeung
*Head, Global FICC
BMO Capital Markets

Date: January 29, 2021	/s/ Monica Fitzpatrick
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

23