Form 10-Q
period 2021-01-31
Vaulted Gold Bullion Trust
filed 2021-03-17
CIK 1593812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

Form 10-Q

____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2021

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

As of January 31, 2021, there were 979 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED January 31, 2021

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

The forward-looking statements contained in this report are based on the Trust’s current expectations and beliefs concerning future developments and their potential effects on the Trust. There can be no assurance that future developments affecting the Trust will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Trust’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Moreover, the uncertainty created by the COVID-19 pandemic has heightened this risk given the increased challenge in making assumptions, predictions, forecasts, conclusions or projections. These risks and uncertainties include those factors described under the heading “Risk Factors” in the Trust’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2021. Should one or more of these risks or uncertainties materialize, or should any of the Trust’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Trust undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of January 31, 2021 (Unaudited)	As of October 31, 2020
ASSETS
Investment in gold (Cost: $1,584,421 and $1,584,421, respectively) (see Notes 2.2, 2.5)	$1,824,660	$1,842,331
Total assets	$1,824,660	$1,842,331

Paid In Capital	$1,584,421	$1,584,421
Unrealized gain on investment in gold	240,239	257,910
NET ASSETS	$1,824,660	$1,842,331

Receipts issued, issuable and outstanding (see Note 2.3)	979	979
Net Asset Value per Receipt	$1,863.80	$1,881.85

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$, except for Troy oz data)	As of January 31, 2021 (Unaudited)

Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	979	$1,584,421	$1,824,660	100%
Total investment in gold	979	$1,584,421	$1,824,660	100%

	As of October 31, 2020

Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	979	$1,584,421	$1,842,331	100%
Total investment in gold	979	$1,584,421	$1,842,331	100%

(1)	Calculated as investment in gold at fair value divided by net assets

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(Unaudited)

(Amounts in US$)

	Three Months Ended January 31, 2021	Three Months Ended January 31, 2020

Net realized gain (loss) on redemption of Receipts (see Note 2.3)	$-	$134
Net change in unrealized gain (loss) on investment in gold (see Note 2.5)	(17,671)	11,236,583
Total gain (loss) on investment in gold	(17,671)	11,236,717

Increase (decrease) in net assets from operations	(17,671)	11,236,717

Increase (decrease) in net assets from operations per Receipt*	(18.05)	73.25

* - Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended January 31, 2021		Three Months Ended January 31, 2020

(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount
Opening balance	979	$1,842,331	153,386	$231,758,577

From Operations:
Net change in unrealized gain (loss) on investment in gold		(17,671)		11,236,583
Net realized gain (loss) on redemption of Receipts		-		134

From Trust Receipt activity:
Issuances	-	-	10	14,542
Redemptions	-	-	(1)	(1,477)
Receipts issuable	-	-	-	-
Closing balance at period end	979	$1,824,660	153,395	$243,008,359

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

January 31, 2021

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

January 31, 2021

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

January 31, 2021

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

January 31, 2021

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

January 31, 2021

(Unaudited)

2.3.	Issuance and Redemption of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement. Authorized capital is unlimited. There were 979 Receipts issued and outstanding on January 31, 2021 (979 Receipts issued and outstanding on October 31, 2020).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee to the Initial Depositor, or exchange their Receipts for cash. Changes in the Receipts for the three months ended January 31, 2021 and January 31, 2020 are set out below:

	Three Months Ended January 31, 2021	Three Months Ended January 31, 2020

(Amounts in US$ except for Receipt and per Receipt data)
Number of Receipts Transactions
Opening balance	979	153,386
Receipts issued	-	10
Receipts issuable	-	-
Receipts redeemed	-	(1)
Closing balance	979	153,395

Amount of Receipts (at cost)
Opening balance	$1,584,421	$203,584,099
Issuances	-	14,542
Receipts issuable	-	-
Redemptions	-	(1,343)
Closing balance	$1,584,421	$203,597,298

Net Asset Value per Receipt at period end	$1,863.80	$1,584.20

VAULTED GOLD BULLION TRUST

January 31, 2021

(Unaudited)

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of January 31, 2021 and October 31, 2020.

2.5	Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the three months ended January 31, 2021 and January 31, 2020 are set out below:

(Amounts in US$ except for ounces data)	Three Months Ended January 31, 2021	Three Months Ended January 31, 2020
Ounces of gold
Opening balance	979	153,386
Purchases	-	10
Redemptions	-	(1)
Closing balance	979	153,395

Investment in gold
Opening balance	$1,842,331	$231,758,577
Net change in unrealized gain (loss) on investment in gold	(17,671)	11,236,583
Net realized gain on redemption of Receipts	-	134
Purchases	-	14,542
Redemptions	-	(1,447)
Closing balance	$1,824,660	$243,008,359

VAULTED GOLD BULLION TRUST

January 31, 2021

(Unaudited)

2.6.	Fees and Expenses

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

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). Bank of Montreal did not charge any Custody Fee during the three months ended January 31, 2021 or for the fiscal year ended October 31, 2020. None of the Deposit Fee, Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

BMO Financial Group (“BMO”) held no Receipts as at January 31, 2021 and October 31, 2020.

VAULTED GOLD BULLION TRUST

January 31, 2021

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

The World Health Organization declared the novel coronavirus (“COVID-19”) a global pandemic on March 11, 2020. The COVID-19 pandemic has had, and will likely continue to have, a negative impact on the global economy and economic outlook, resulting in lower economic output, increased unemployment levels and lower interest rates. The global response to the pandemic by central banks and governments, in the form of rate cuts and massive liquidity injections, fueled safe-haven investment demand for gold, offsetting market weakness in consumer-focused sectors of the economy. This demand for gold resulted in new all-time high gold prices in early August 2020 but has since dropped. However, production of gold declined during fiscal 2020 as many mining operations remained suspended due to lockdowns. The extent to which the COVID-19 pandemic continues to impact the gold market including price and supply of gold will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic and actions taken by governmental and regulatory authorities, which could vary by country, and other third parties in response to the pandemic.

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

January 31, 2021

(Unaudited)

5.	Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three months ended January 31, 2021 and January 31, 2020.

Net Asset Value	Three Months Ended January 31, 2021	Three Months Ended January 31, 2020

Net asset value per Receipt, beginning of period	$1,881.85	$1,510.95
Change in unrealized investment in gold	$(18.05)	$73.25
Net Asset Value per Receipt, end of period	$1,863.80	$1,584.20
Total Return*	(0.96%)	4.85%
Portfolio Turnover	0.00%	0.00	%**

* - Not annualized

** - Not zero but a number less than 0.00%

6.	Subsequent Events

The Trust evaluated subsequent events through the date the financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. As of January 31, 2021, there were 979 Gold Deposit Receipts outstanding.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from January 2016 to January 2021, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: LBMA.org.uk (accessed March 2021)

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

In the second calendar quarter of 2020, the COVID-19 pandemic was again the main influence on the gold market, severely curtailing consumer demand while providing support for investment. The global response to the pandemic by central banks and governments, in the form of rate cuts and massive liquidity injections, fueled record flows of 734 tonnes into gold-backed ETFs. This inflow of gold helped lift the gold price, which gained 17% in US dollar terms over the first half, hitting record highs in many other currencies. Gold closed at $1,964.90 per ounce on July 31, 2020. In early August 2020, gold rallied to a new all-time high of $2,067.15 per ounce. The demand for gold dropped to 892.3 tonnes in the third quarter of 2020, its lowest quarterly total since the third quarter of 2009, as consumers and investors continued to battle against the effects of the global pandemic. At the end of October 2020, demand for gold was 2,972.1 tonnes, which was 10% down compared to the same period in 2019 on a year-to-date basis. Total supply of gold fell 3% in the third quarter of 2020 compared to the same period in 2019, with mine production affected by COVID-19 restrictions imposed on the sector in the first half of 2020.

In the fourth calendar quarter of 2020, the demand for gold continued to decline to an 11-year low of 783.4 tonnes, marking a 28% decrease compared to the same period in 2019 and the lowest quarterly figure since the second quarter of 2008. The COVID-19 pandemic continued to weaken customer demand, resulting in a 14% decline in yearly gold demand to 3,759.6 tonnes. Gold-backed ETFs saw record annual inflows, as global holdings grew by 877.1 tonnes or $47.9 billion in 2020. At the end of 2020, total annual gold supply was 4,633 tonnes, which was 4% lower compared to the same period in 2019. Gold closed at $1,887.60 per ounce on December 30, 2020.

As of March 15, 2021, the price of gold was $1,723.65 per ounce.

Results of Operations for the Three Months Ended January 31, 2021

The Trust’s Net Asset Value decreased from $1,842,331 at October 31, 2020 to $1,824,660 at January 31, 2021, a 0.96% decrease for the period.

Net Asset Value per Receipt decreased 0.96% from $1,881.85 at October 31, 2020 to $1,863.80 at January 31, 2021.

For the three months ended January 31, 2021, the Trust issued no Receipts and did not redeem any Receipts, resulting in the number of Receipts issued and outstanding of 979 Receipts at October 31, 2020 to remain the same at January 31, 2021.

The decrease in net assets from operations for the three months ended January 31, 2021 was $17,671, resulting from a net change in unrealized loss on investment in gold of $17,671.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of January 31, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Form 10-K filed with the SEC on January 29, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Changes in and Disagreements with Accounting and Financial Disclosure

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended January 31, 2021.

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

BANK OF MONTREAL
Initial Depositor of the Vaulted Gold Bullion Trust
(Registrant)

Date: March 17, 2021	/s/ Rob Yeung
*Head, Global EFS
BMO Capital Markets

Date: March 17, 2021	/s/ Neil Puddicombe
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

