Form 10-Q
period 2021-04-30
Vaulted Gold Bullion Trust
filed 2021-06-14
CIK 1593812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________

Form 10-Q

____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2021

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

As of April 30, 2021, there were 1,186 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED april 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of April 30, 2021 (Unaudited)	As of October 31, 2020
ASSETS
Investment in gold (Cost: $1,953,509 and $1,584,421, respectively) (see Notes 2.2, 2.5)	$2,096,433	$1,842,331
Total assets	$2,096,433	$1,842,331

Paid In Capital	$1,953,509	$1,584,421
Unrealized gain on investment in gold	142,924	257,910
NET ASSETS	$2,096,433	$1,842,331

Receipts issued, issuable and outstanding (see Note 2.3)	1,186	979
Net Asset Value per Receipt	$1,767.65	$1,881.85

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$, except for Troy oz data)	As of April 30, 2021 (Unaudited)
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	1,186	$1,953,509	$2,096,433	100%
Total investment in gold	1,186	$1,953,509	$2,096,433	100%

	As of October 31, 2020

Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	979	$1,584,421	$1,842,331	100%
Total investment in gold	979	$1,584,421	$1,842,331	100%

(1)	Calculated as investment in gold at fair value divided by net assets

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(Unaudited)

(Amounts in US$)

	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020	Six Months Ended April 30, 2021	Six Months Ended April 30, 2020

Net realized gain on redemption of Receipts (see Note 2.3)	$-	$37,134,501	$-	$37,134,635
Net change in unrealized gain (loss) on investment in gold	(97,315)	(39,316,596)	(114,986)	(28,080,014)
Total gain (loss) on investment in gold	(97,315)	(2,182,095)	(114,986)	9,054,621

Increase (decrease) in net assets from operations	(97,315)	(2,182,095)	(114,986)	9,054,621

Increase (decrease) in net assets from operations per Receipt*	(86.20)	(97.39)	(109.23)	102.18
Weighted average number of receipts	1,129	22,405	1,053	88,618

* - Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets
(Unaudited)

	Three Months Ended April 30, 2021		Three Months Ended April 30, 2020		Six Months Ended April 30, 2021		Six Months Ended April 30, 2020

(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount	Receipts	Amount	Receipts	Amount
Opening balance	979	$1,824,660	153,395	$243,008,359	979	$1,842,331	153,386	$231,758,577

From Operations:
Net change in unrealized gain (loss) on investment in gold		(97,315)		(39,316,596)		(114,986)		(28,080,014)
Net realized gain (loss) on redemption of Receipts		-		37,134,501		-		37,134,635

From Trust Receipt activity:
Issuances	207	369,088	299	513,032	207	369,088	309	527,574
Redemptions	-	-	(153,118)	(240,358,512)	-	-	(153,119)	(240,359,988)

Closing balance at period end	1,186	$2,096,433	576	$980,784	1,186	$2,096,433	576	$980,784

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

April 30, 2021

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

April 30, 2021

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

April 30, 2021

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

April 30, 2021

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

April 30, 2021

(Unaudited)

2.3.	Issuance and Redemption of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement. Authorized capital is unlimited. There were 1,186 Receipts issued and outstanding on April 30, 2021 (979 Receipts issued and outstanding on October 31, 2020).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee to the Initial Depositor, or exchange their Receipts for cash. Changes in the Receipts for the six months ended April 30, 2021 and April 30, 2020 are set out below:

	Six Months Ended April 30, 2021	Six Months Ended April, 2020

(Amounts in US$ except for Receipt and per Receipt data)
Number of Receipts Transactions
Opening balance	979	153,386
Receipts issued	207	309
Receipts issuable	-	-
Receipts redeemed	-	(153,119)
Closing balance	1,186	576

Amount of Receipts (at cost)
Opening balance	$1,584,421	$203,584,099
Issuances	369,088	527,574
Receipts issuable	-	-
Redemptions	-	(203,225,353)
Closing balance	$1,953,509	$886,320

Net Asset Value per Receipt at period end	$1,767.65	$1,702.75

VAULTED GOLD BULLION TRUST

April 30, 2021

(Unaudited)

2.4.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of April 30, 2021 and October 31, 2020.

2.5	Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the three and six months ended April 30, 2021 and April 30, 2020 are set out below:

(Amounts in US$ except for ounces data)	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020	Six Months Ended April 30, 2021	Six Months Ended April 30, 2020
Ounces of gold
Opening balance	979	153,395	979	153,386
Purchases	207	299	207	309
Redemptions	-	(153,118)	-	(153,119)
Closing balance	1,186	576	1,186	576

Investment in gold
Opening balance	$1,824,660	$243,008,359	$1,842,331	$231,758,577
Net change in unrealized gain (loss) on investment in gold	(97,315)	(39,316,596)	(114,986)	(28,080,014)
Net realized gain (loss) on redemption of Receipts	-	37,134,501	-	37,134,635
Purchases	369,088	513,032	369,088	527,574
Redemptions	-	(240,358,512)	-	(240,359,988)
Closing balance	$2,096,433	$980,784	$2,096,433	$980,784

VAULTED GOLD BULLION TRUST

April 30, 2021

(Unaudited)

2.6.	Fees and Expenses

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

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). Bank of Montreal did not charge any Custody Fee during the three or six months ended April 30, 2021 or for the fiscal year ended October 31, 2020. None of the Deposit Fee, Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

BMO Financial Group (“BMO”) held no Receipts as at April 30, 2021 and October 31, 2020.

VAULTED GOLD BULLION TRUST

April 30, 2021

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

April 30, 2021

(Unaudited)

5.	Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three and six months ended April 30, 2021 and April 30, 2020.

Net Asset Value	Three Months Ended April 30, 2021	Three Months Ended April 30, 2020	Six Months Ended April 30, 2021	Six Months Ended April 30, 2020

Net asset value per Receipt, beginning of period	$1,863.80	$1,584.20	$1,881.86	$1,510.95
Change in unrealized investment in gold	$(96.15)	$118.55	$(114.20)	$191.80
Net Asset Value per Receipt, end of period	$1,767.65	$1,702.75	$1,767.65	$1,702.75
Total Return*	(5.16)%	7.48%	(6.07)%	12.69%
Portfolio Turnover	0.00%	0.77%	0.00%	0.35%

* - Not annualized

6.	Subsequent Events

The Trust evaluated subsequent events through the date the financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. As of April 30, 2021, there were 1,186 Gold Deposit Receipts outstanding.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from April 2016 to April 2021, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: LBMA.org.uk; World Gold Council (accessed June 2021)

The price of gold rebounded during the first half of 2016, after experiencing a deterioration in 2015, due in part to the Federal Reserve Board’s announcement that it would raise interests rates, as well as a significant rally of the U.S. dollar index. In July 2016, gold prices experienced a rapid increase following the United Kingdom’s referendum held on June 23, 2016 to leave the European Union (i.e., “Brexit”), reaching a 28-month high of $1,366.25 per ounce on July 6, 2016. The initial market volatility and negative sentiment in connection with Brexit has somewhat subsided and gold prices have receded from the high prices displayed during July 2016, leveling off at prices similarly exhibited during the beginning of 2016. Gold prices rallied robustly in the first seven months of 2016 before leveling off for much of the third calendar quarter. Gold hit a near eleven-month low price of $1,125.70 per ounce in late December and ended the year 8 percent higher than it started. This lower price followed a few days after the Federal Reserve raised interest rates on December 15, 2016.

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

In the first calendar quarter of 2021, the demand for gold remained relatively similar to the previous quarter, at 815.7 tonnes, but down 23% compared to the first quarter of 2020. This 23% year-over-year decline was due to strong outflows from global gold ETFs in the first quarter of 2021 and reduced levels of net buying in central banks. The average gold price in the first quarter of 2021 was 13% higher than year-over-year, but fell 4% quarter-over-quarter. The opportunity to buy at lower prices, relative to last year’s prices, boosted consumer demand, as many nations began easing COVID-19 restrictions, such as lockdowns. Gold closed at $1,767.65 per ounce on April 30, 2021.

As of June 11, 2021, the price of gold was $1,881.05 per ounce.

Results of Operations for the Three Months and Six Months Ended April 30, 2021

The Trust’s Net Asset Value increased from $1,842,331 at October 31, 2020 to $2,096,433 at April 30, 2021, a 12.12% increase for the period.

Net Asset Value per Receipt decreased 6.07% from $1,881.85 at October 31, 2020 to $1,767.65 at April 30, 2021.

Net Asset Value per Receipt decreased 5.16% from $1,863.80 at January 31, 2021 to $1,767.65 at April 30, 2021.

For the six and three months ended April 30, 2021, the Trust issued 207 Receipts (cost - $369,088) and redeemed no Receipts, resulting in an increase in the number of Receipts issued and outstanding from 979 Receipts at October 31, 2020 and January 31, 2021 to 1,186 Receipts at April 30, 2021.

The decrease in net assets from operations for the six months ended April 30, 2020 was $114,986, resulting from a net change in unrealized loss on investment in gold of the same amount.

The decrease in net assets from operations for the three months ended April 30, 2021 was $97,315, resulting from a net change in unrealized loss on investment in gold of the same amount.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of April 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

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

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended April 30, 2021.

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

BANK OF MONTREAL
Initial Depositor of the Vaulted Gold Bullion Trust
(Registrant)

Date: June 14, 2021	/s/ Rob Yeung
*Head, Global EFS
BMO Capital Markets

Date: June 14, 2021	/s/ Neil Puddicombe
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

