Form 10-Q/A
period 2021-04-30
Vaulted Gold Bullion Trust
filed 2021-06-15
CIK 1593812

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

As of April 30, 2021, there were 1,186 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Vaulted Gold Bullion Trust’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2021, filed with the Securities and Exchange Commission on June 14, 2021 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”)  and consists of the following XBRL interactive data files that were omitted from the Form 10-Q:

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

* Previously included in the registrant’s Form 10-Q for the quarterly period ended April 30, 2021, filed with the Securities and Exchange Commission on June 14, 2021.

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

BANK OF MONTREAL
Initial Depositor of the Vaulted Gold Bullion Trust
(Registrant)

Date: June 15, 2021	/s/ Rob Yeung
*Head, Global EFS
BMO Capital Markets

Date: June 15, 2021	/s/ Neil Puddicombe
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.

4