Form 10-Q
period 2021-07-31
Vaulted Gold Bullion Trust
filed 2021-09-14
CIK 1593812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 333-194144

______________________

VAULTED GOLD BULLION TRUST

(Exact name of registrant as specified in its charter)

______________________

Delaware	46-7176227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Bank of Montreal

151 West 42nd Street

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

As of July 31, 2021, there were 1,295 Gold Deposit Receipts outstanding.

VAULTED GOLD BULLION TRUST

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2021

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)	4

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VAULTED GOLD BULLION TRUST

Financial Statements

Statements of Assets and Liabilities

(Amounts in US$, except for Receipt data)	As of July 31, 2021 (Unaudited)	As of October 31, 2020
ASSETS
Investment in gold (Cost: $2,147,989 and $1,584,421, respectively) (see Notes 2.2, 2.5)	$2,364,346	$1,842,331
Total assets	$2,364,346	$1,842,331

Paid In Capital	$2,147,989	$1,584,421
Unrealized gain on investment in gold	216,357	257,910
NET ASSETS	$2,364,346	$1,842,331

Receipts issued, issuable and outstanding (see Note 2.3)	1,295	979
Net Asset Value per Receipt	$1,825.75	$1,881.85

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Schedules of Investments

(Amounts in US$, except for Troy oz data)	As of July 31, 2021 (Unaudited)
Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	1,295	$2,147,989	$2,364,346	100%
Total investment in gold	1,295	$2,147,989	$2,364,346	100%

	As of October 31, 2020

Description	Troy Oz	Cost	Fair Value	% of Net Assets (1)

Investment in gold
Gold	979	$1,584,421	$1,842,331	100%
Total investment in gold	979	$1,584,421	$1,842,331	100%

(1)Calculated as investment in gold at fair value divided by net assets

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Operations

(Unaudited)

(Amounts in US$)

	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2021	Nine Months Ended July 31, 2020

Net realized gain on redemption of Receipts (see Note 2.3)	$-	$-	$-	$37,134,635
Net change in unrealized gain (loss) on investment in gold	73,433	253,850	(41,553)	(27,826,164)
Total gain (loss) on investment in gold	73,433	253,850	(41,553)	9,308,471

Increase (decrease) in net assets from operations	73,433	253,850	(41,553)	9,308,471

Increase (decrease) in net assets from operations per Receipt*	60.48	293.13	(37.53)	157.35
Weighted average number of receipts	1,214	866	1,107	59,156

* - Based on weighted average number of Receipts issued and outstanding over the period

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended July 31, 2021		Three Months Ended July 31, 2020		Nine Months Ended July 31, 2021		Nine Months Ended July 31, 2020

(Amounts in US$, except for Receipt data)	Receipts	Amount	Receipts	Amount	Receipts	Amount	Receipts	Amount
Opening balance	1,186	$2,096,433	576	$980,784	979	$1,842,331	153,386	$231,758,577

From Operations:
Net change in unrealized gain (loss) on investment in gold		73,433		253,850		(41,553)		(27,826,164)
Net realized gain (loss) on redemption of Receipts		-		-		-		37,134,635

From Trust Receipt activity:
Issuances	109	194,480	415	712,582	316	563,568	724	1,240,156
Redemptions	-	-	-	-	-	-	(153,119)	(240,359,988)

Closing balance at period end	1,295	$2,364,346	991	$1,947,216	1,295	$2,364,346	991	$1,947,216

See Notes to the Unaudited Financial Statements

VAULTED GOLD BULLION TRUST

July 31, 2021

(Unaudited)

Notes to the Financial Statements

1.Organization

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

July 31, 2021

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

July 31, 2021

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

July 31, 2021

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

July 31, 2021

(Unaudited)

2.3. Issuance and Redemption of Receipts

The Trust issues Receipts on a continuous basis pursuant to the Depositary Trust Agreement. Authorized capital is unlimited. There were 1,295 Receipts issued and outstanding on July 31, 2021 (979 Receipts issued and outstanding on October 31, 2020).

Holders of Receipts will receive no distributions.

Subject to certain exceptions, holders of Receipts have the option to redeem their Receipts for physical gold (to be delivered directly to them by the service carrier) subject to payment of a withdrawal and delivery fee to the Initial Depositor, or exchange their Receipts for cash. Changes in the Receipts for the nine months ended July 31, 2021 and July 31, 2020 are set out below:

	Nine Months Ended July 31, 2021	Nine Months Ended July, 2020

(Amounts in US$ except for Receipt and per Receipt data)
Number of Receipts Transactions
Opening balance	979	153,386
Receipts issued	316	724
Receipts issuable	-	-
Receipts redeemed	-	(153,119)
Closing balance	1,295	991

Amount of Receipts (at cost)
Opening balance	$1,584,421	$203,584,099
Issuances	563,568	1,240,156
Receipts issuable	-	-
Redemptions	-	(203,225,353)
Closing balance	$2,147,989	$1,598,902

Net Asset Value per Receipt at period end	$1,825.75	$1,964.90

VAULTED GOLD BULLION TRUST

July 31, 2021

(Unaudited)

2.4. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax.

The Trustee has evaluated whether there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of July 31, 2021 and October 31, 2020.

2.5 Investment in Gold

Changes in ounces of the Trust’s investment in gold and the respective values for the three and nine months ended July 31, 2021 and July 31, 2020 are set out below:

(Amounts in US$ except for ounces data)	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2021	Nine Months Ended July 31, 2020
Ounces of gold
Opening balance	1,186	576	979	153,386
Purchases	109	415	316	724
Redemptions	-	-	-	(153,119)
Closing balance	1,295	991	1,295	991

Investment in gold
Opening balance	$2,096,433	$980,784	$1,842,331	$231,758,577
Net change in unrealized gain (loss) on investment in gold	73,433	253,850	(41,553)	(27,826,164)
Net realized gain on redemption of Receipts	-	-	-	37,134,635
Purchases	194,480	712,582	563,568	1,240,156
Redemptions	-	-	-	(240,359,988)
Closing balance	$2,364,346	$1,947,216	$2,364,346	$1,947,216

VAULTED GOLD BULLION TRUST

July 31, 2021

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

Bank of Montreal charges holders of Receipts a withdrawal and delivery fee if physical delivery of the gold is requested (the “Withdrawal and Delivery Fee”). Bank of Montreal additionally reserves the right to charge the holders of Receipts a custody fee, not to exceed 0.50% per annum of the daily average closing price of gold represented by the Receipts, as calculated by the Initial Depositor, acting in good faith (the “Custody Fee”). Bank of Montreal did not charge any Custody Fee during the three or nine months ended July 31, 2021 or for the fiscal year ended October 31, 2020. None of the Deposit Fee, Withdrawal and Delivery Fee or Custody Fee is paid by the Trust to Bank of Montreal.

Pursuant to the terms of the Distribution Agreement, BMO Capital Markets Corp., one of Bank of Montreal’s affiliates, acts as the Underwriter of the continuous offerings of Receipts and as the calculation agent responsible for calculating the spot price at which Receipts are offered to the public.

BMO Financial Group (“BMO”) held no Receipts as at July 31, 2021 and October 31, 2020.

VAULTED GOLD BULLION TRUST

July 31, 2021

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

VAULTED GOLD BULLION TRUST

July 31, 2021

(Unaudited)

5. Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations of a Receipt outstanding for the three and nine months ended July 31, 2021 and July 31, 2020.

Net Asset Value	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020	Nine Months Ended July 31, 2021	Nine Months Ended July 31, 2020

Net asset value per Receipt, beginning of period	$1,767.65	$1,702.75	$1,881.85	$1,510.95
Change in unrealized investment in gold	$58.10	$262.15	$(56.10)	$453.95
Net Asset Value per Receipt, end of period	$1,825.75	$1,964.90	$1,825.75	$1,964.90
Total Return*	3.29%	15.40%	(2.98)%	30.04%
Portfolio Turnover	0.00%	0.00%	0.00%	1.17%

* - Not annualized

6. Subsequent Events

The Trust evaluated subsequent events through the date the financial statements were issued. The Trust concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Trust holds Gold Bullion for the benefit of owners of Gold Deposit Receipts. One Gold Deposit Receipt represents the undivided beneficial ownership of one troy ounce of Gold Bullion. The Trustee performs only administrative and ministerial acts. The property of the Trust consists of the Gold Bullion and all monies or other property, if any, received by the Trustee. The Initial Depositor sells Gold Bullion to the Trust and arranges custodial services through its gold storage account. As of July 31, 2021, there were 1,295 Gold Deposit Receipts outstanding.

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

The following chart provides historical background on the price of gold. The chart illustrates movements in the price of gold in U.S. dollars per ounce over the period from July 2016 to July 2021, and is based on the LBMA (PM) Gold Price, an offering of ICE Benchmark Administration.

Source: LBMA.org.uk; World Gold Council (accessed September 2021)

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

In the second calendar quarter of 2021, gold demand was relatively similar to the second calendar quarter of 2020, at 955.1 tonnes. Gold supply for the second quarter of 2021 was 13% higher year-over-year from the second quarter of 2020. Further, inflows of 40.7 tonnes into gold ETFs partially offset the heavy outflows observed in the previous quarter. ETFs saw net outflows for the first time since 2014 in the amount of 129.3 tonnes for the first half of 2021. Central banking buying continued from the previous quarter, with global bank reserves growing by 199.9 tonnes.

As of September 13, 2021, the price of gold was $1,793.90 per ounce.

Results of Operations for the Three Months and Nine Months Ended July 31, 2021

The Trust’s Net Asset Value increased from $1,842,331 at October 31, 2020 to $2,364,346 at July 31, 2021, a 28.33% increase for the period.

Net Asset Value per Receipt decreased 2.98% from $1,881.85 at October 31, 2020 to $1,825.75 at July 31, 2021.

Net Asset Value per Receipt increased 3.29% from $1,767.65 at April 30, 2021 to $1,825.75 at July 31, 2021.

For the nine months ended July 31, 2021, the Trust issued 316 Receipts (cost: $563,568) and redeemed no Receipts, resulting in an increase in the number of Receipts issued and outstanding from 979 Receipts at October 31, 2020 to 1,295 Receipts at July 31, 2021.

For the three months ended July 31, 2021, the Trust issued 109 Receipts (cost: $194,480) and redeemed no Receipts, resulting in an increase in the number of Receipts issued and outstanding from 1,186 Receipts at April 30, 2021 to 1,295 Receipts at July 31, 2021.

The decrease in net assets from operations for the nine months ended July 31, 2021 was $41,553, resulting from a net change in unrealized loss on investment in gold of the same amount.

The increase in net assets from operations for the three months ended July 31, 2021 was $73,433, resulting from a net change in unrealized gain on investment in gold of the same amount.

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

Under the supervision and with the participation of an executive or senior officer of the Initial Depositor, the Initial Depositor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the designated officer of the Initial Depositor concluded that, as of July 31, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Initial Depositor’s internal control over financial reporting that occurred during the Trust’s most recent fiscal quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Initial Depositor’s internal control over financial reporting.

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

There have been no changes in auditors and no disagreements with auditors during the Trust’s fiscal quarter ended July 31, 2021.

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

Item 10.	Principal Accounting Fees and Services

Audit Fees. Bank of Montreal, as the Initial Depositor, was billed $10,000 for professional services rendered by KPMG LLP.

All Other Fees. There were no other fees billed for products or services provided by KPMG LLP, other than those reported in this Item 10.

Item 11.	Other Information

Not applicable.

Item 12.	Exhibits

Exhibit No.	Description

1.1	Second Amended and Restated Distribution Agreement by and among the Vaulted Gold Bullion Trust, Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-226132) filed July 11, 2018).*

1.2	Second Amended and Restated Depositary Trust Agreement by and among Bank of Montreal, BMO Capital Markets Corp., The Bank of New York Mellon, as Trustee and BNY Mellon Trust of Delaware, as Delaware Trustee, and included as an exhibit thereto, form of Gold Deposit Receipt (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed May 12, 2017).*

10.1	Form of Gold Carrier Agreement by and among Bank of Montreal and Carrier (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-211858) filed June 6, 2016).*

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

104.1	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Previously filed.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

BANK OF MONTREAL
Initial Depositor of the Vaulted Gold Bullion Trust
(Registrant)

Date: September 14, 2021	/s/ Rob Yeung
*Head, Global EFS
BMO Capital Markets

Date: September 14, 2021	/s/ Monica Fitzpatrick
*Assistant Corporate Secretary

__________

* The Registrant is a trust and the persons are signing in their capacities as officers of Bank of Montreal, the Initial Depositor of the Registrant.